Form 10QSB
period 1996-06-30
LORONIX INFORMATION SYSTEMS INC
filed 1996-07-30
CIK 925538

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549
                                     FORM 10-QSB


(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________.



                           COMMISSION FILE NUMBER:  0-24738

                          LORONIX INFORMATION SYSTEMS, INC.
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



    NEVADA                                                 33-0248747
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


                      820 AIRPORT ROAD, DURANGO, COLORADO 81301
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                      ISSUER'S TELEPHONE NUMBER:  (970) 259-6161


    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS.    YES  X   NO
              ---     ---

    AS OF JULY 10, 1996, THERE WERE 4,667,936 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                          LORONIX INFORMATION SYSTEMS, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION                                    PAGE NO.

         ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEET              1
                      FOR JUNE 30, 1996

                   CONDENSED CONSOLIDATED STATEMENTS                 3
                      OF OPERATIONS FOR THREE AND SIX MONTHS
                      ENDED JUNE 30, 1996 AND JUNE 30, 1995

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS   4
                      FOR SIX MONTHS ENDED JUNE 30, 1996 AND
                      JUNE 30, 1995

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL         5
                      STATEMENTS

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF           6
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY       11
                   HOLDERS

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  12


SIGNATURES                                                           13

                            PART I - FINANCIAL INFORMATION

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                        ASSETS


                                                                    JUNE 30,
                                                                     1996
                                                                --------------
                                                                  (UNAUDITED)

Current assets:
     Cash and cash equivalents                                      $4,570,414
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of $191,461                                               2,325,280
        Officers and employees                                         148,445
     Contracts in progress with earned revenue
           exceeding related progress billings                       3,193,912
     Inventory, net                                                  1,052,311
     Prepaid expenses and other assets                                 107,779
     Deferred income taxes                                             154,000
                                                                --------------

            Total current assets                                    11,552,141

     Property and equipment, net of accumulated
          depreciation of $688,238                                   2,883,732
     Software development costs, net of accumulated
          amortization of $446,188                                     430,712
     Deposits and other assets                                          33,203
     Goodwill, net of accumulated amortization
          of $46,083                                                    11,361

            Total assets                                           $14,911,149
                                                                --------------
                                                                --------------



        See accompanying notes to condensed consolidated financial statements

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JUNE 30,
                                                                      1996
                                                                --------------
                                                                  (UNAUDITED)

Current liabilities:
    Accounts payable                                                $1,211,141
    Accrued commission payable                                         261,893
    Income tax payable                                                 123,000
    Accrued liabilities                                                132,564
    Customer deposits                                                   24,520
                                                                --------------
          Total current liabilities                                  1,753,118

     Deferred maintenance revenue                                       32,817
                                                                --------------
           Total liabilities                                         1,785,935

Stockholders' equity:
   Preferred stock, $.001 par value,
     authorized 2,000,000 shares, no shares
     issued and outstanding                                            -
   Common stock, $.001 par value, authorized
     20,000,000 shares, issued and outstanding,
     4,667,936 shares                                                    4,668
   Additional paid-in capital                                       15,288,676
   Notes receivable from stockholders                                (244,231)
   Accumulated deficit                                             (1,923,899)
                                                                --------------
          Total stockholders' equity                                13,125,214
                                                                --------------
          Total liabilities and stockholders' equity               $14,911,149
                                                                --------------
                                                                --------------

        See accompanying notes to condensed consolidated financial statements

                          LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                          1996           1995           1996           1995
                                                                        ---------------------------   ---------------------------
                                                                               (UNAUDITED)                     (UNAUDITED)

Systems, supplies and maintenance
   revenue                                                               $2,822,268     $1,924,406     $5,544,279     $2,982,463
                                                                       ------------   ------------   ------------   ------------
Operating costs and expenses:
  Cost of products sold                                                   1,276,294        966,107      2,621,084      1,484,208
  Operations and customer support                                           261,559        236,025        506,007        442,011
  Selling, general and administrative                                       802,710        694,376      1,558,549      1,338,463
  Research and development                                                  231,363        199,069        446,978        368,667
                                                                       ------------   ------------   ------------   ------------
       Total cost and expenses                                            2,571,926      2,095,577      5,132,618      3,633,349

       Income (loss) from operations                                        250,342       (171,171)       411,661       (650,886)

Other income (expense):
  Interest income                                                            66,083        114,987        157,534        239,120
  Other                                                                         276           (180)          (769)          (418)
                                                                       ------------   ------------   ------------   ------------
                                                                             66,359        114,807        156,765        238,702
                                                                       ------------   ------------   ------------   ------------

       Income (loss) before income
       taxes                                                                316,701        (56,364)       568,426       (412,184)

Income (tax) benefit                                                        (48,213)           -         (124,013)       106,300
                                                                       ------------   ------------   ------------   ------------

       Net income (loss)                                                   $268,488       ($56,364)      $444,413      ($305,884)
                                                                       ------------   ------------   ------------   ------------
                                                                       ------------   ------------   ------------   ------------
Income (loss) per share - primary and
    fully diluted                                                             $0.06         ($0.01)         $0.10         ($0.07)
                                                                       ------------   ------------   ------------   ------------
                                                                       ------------   ------------   ------------   ------------
Weighted average shares outstanding                                       4,667,936      4,670,936      4,667,936      4,670,936
                                                                       ------------   ------------   ------------   ------------
                                                                       ------------   ------------   ------------   ------------


        See accompanying notes to condensed consolidated financial statements

                          LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                                           SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                   1996                     1995
                                                                                                   -------------------------------
                                                                                                        (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                                                $444,413           ($305,884)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                                 393,674             211,400
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                                                      (452,984)           (322,452)
          Increase in contracts in progress with earned revenue
               exceeding related progress billings                                                (2,303,450)
          Decrease in inventory, net                                                                 230,267             306,945
          Decrease (increase) in prepaid expenses                                                     13,052             (21,023)
          Increase in deferred income taxes                                                                -            (106,000)
          Increase (decrease) in accounts payable                                                    515,921             (51,404)
          Increase (decrease) in accrued liabilities                                                  69,711             (64,540)
          Increase (decrease) in customer deposits                                                    24,520              (2,719)
          Decrease in deferred revenue                                                                (6,320)            (14,798)
                                                                                              --------------      --------------
                Net cash used in operating activities                                             (1,071,196)           (370,475)
                                                                                              --------------      --------------
Cash flows from investing activities:
   Capital expenditures                                                                             (424,667)           (443,600)
   Deposits                                                                                             (893)              2,049
   Software development costs                                                                       (149,600)            (89,200)
                                                                                              --------------      --------------
                Net cash used in investing activities                                               (575,160)           (530,751)
                                                                                              --------------      --------------

Cash flows from financing activities:
   Payments on notes payable                                                                               -             (63,216)
   Payments for offering costs                                                                             -              (1,332)
                                                                                              --------------      --------------
                 Net cash used in financing activities                                                     -             (64,548)
                                                                                              --------------      --------------

Net decrease in cash and cash equivalents                                                         (1,646,356)           (965,774)
Cash and cash equivalents, beginning of period                                                     6,216,770           8,887,944
                                                                                              --------------      --------------
Cash and cash equivalents, end of period                                                          $4,570,414          $7,922,170
                                                                                              --------------      --------------
                                                                                              --------------      --------------
Noncash investing activities:
    In 1996, the Company transferred inventory valued at $12,551 to property and equipment.



        See accompanying notes to condensed consolidated financial statements

                          LORONIX INFORMATION SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (JUNE 30, 1996 - UNAUDITED)




NOTE 1:   BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with Loronix Information Systems, Inc's. Form 10-KSB for the year ended December 31, 1995.

    The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with Loronix Information Systems, Inc.'s (the "Company") condensed financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    REVENUE

    The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with system sales accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased from $1.9 million in the second quarter of 1995 to $2.8 million in the second quarter of 1996, representing a 47% increase. Original Equipment Manufacturer ("OEM") sales decreased from $801,000 in the second quarter of 1995 to $122,000 in the second quarter of 1996, while sales from all other channels increased from $1.1 million in the second quarter of 1995 to $2.7 million in the second quarter of 1996.
The decline in OEM revenue is primarily attributable to two factors. First, one of the Company's OEMs has elected to produce its own imaging products. Second, two of the Company's OEMs are evaluating their internal product strategies to determine which of the Company's products they will continue to offer. To address this decline in OEM sales the Company has increased its direct sales efforts, established a nationwide dealer network and is evaluating other potential OEM relationships. Revenue in the second quarter of 1996 included approximately $1.8 million associated with a contract between the Company and a U.S. subsidiary of a Middle Eastern multinational corporation which provides for the sale of security systems (the "Middle East Contract"). The Company believes it will record substantially all of the revenue under its Middle East Contract by year-end 1996. In July 1996, the Company received its first payment of $1.8 million under the terms of the Middle East Contract.

    COSTS AND EXPENSES

    COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $966,000 in the second quarter of 1995 to $1.3 million in the second quarter of 1996, and represented 50% and 45% of revenue, respectively. The margin improvement is primarily attributed to increased margins on supplies and hardware items.

    OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $236,000 in the second quarter of 1995 to $262,000 in the second quarter of 1996, and represented 12% and 9% of revenue, respectively. The increase in such expenses resulted primarily from compensation-related increases and an increase in travel expenses.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $694,000 in the second quarter of 1995 to $803,000, net of expense credits associated with the Middle East Contract, in the second quarter of 1996, and represented 36% and 28% of revenue, respectively. Of the $109,000 increase, $80,000 is attributable to the Company's United Kingdom subsidiary which did not exist in the second quarter of 1995.

    RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $199,000 in the second quarter of 1995 to $231,000 in the second quarter of 1996, net of expense credits associated with the Middle East Contract, and represented 10% and 8% of revenue, respectively. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

    INTEREST INCOME. Interest income decreased from $115,000 in the second quarter of 1995 to $66,000 in the second quarter of 1996. This decrease was due to a reduction in cash available for investment.

    INCOME TAX. There was no income tax provision for the second quarter of 1995. Income tax expense of $48,000 for the second quarter of 1996 was estimated to be 15% of pretax earnings. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    REVENUE

    Revenue increased from $3.0 million in the first six months of 1995 to $5.5 million in the first six months of 1996, representing an 83% increase. OEM sales decreased from $1.4 million in the first six months of 1995 to $606,000 in the first six months of 1996, while sales from all other channels increased from $1.6 million in the first six months of 1995 to $4.9 million in the first six months of 1996. Revenue in the first six months of 1996 included approximately $3.3 million associated with the Middle East Contract.

    COSTS AND EXPENSES

    COST OF PRODUCTS SOLD. The cost of products sold increased from $1.5 million in the first six months of 1995 to $2.6 million in the first six months of 1996, and represented 50% and 47% of revenue, respectively. The margin improvement is primarily attributed to increased margins on supplies and hardware items.

    OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $442,000 in the first six months of 1995 to $506,007, net of expense credits associated with the Middle East Contract, in the first six months of 1996, and represented 15% and 9% of revenue, respectively. The increase in expenses resulted primarily from compensation-related increases.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $1.3 million in the first six months of 1995 to $1.6 million, net of expense credits associated with the Middle East Contract, in the first six months of 1996, and represented 45% and 28% of revenue, respectively. Of the $300,000 increase, $150,000 is attributable to the Company's United Kingdom subsidiary which did not exist in the first six months of 1995. The remaining $150,000 increase resulted primarily from compensation-related increases and increases in expenses associated with product promotions and depreciation.

    RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $369,000 in the first six months of 1995 to $447,000, net of expense credits associated with the Middle East Contract, in the first six months of 1996, and represented 12% and 8% or revenue, respectively. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

    INTEREST INCOME. Interest income decreased from $239,000 in the first six months of 1995 to $158,000 in the first six months of 1996. This decrease was due to a reduction of cash available for investment.

    INCOME TAX/BENEFIT. An income tax benefit for the first six months of 1995 was estimated to be 26% of the pretax loss. An income tax expense of $124,000 for the first six months of 1996 was estimated to be 22% of the pretax earnings. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1995 and 1996, the Company financed its operations primarily from working capital.

    The Company's principal uses of cash during the six months ended June 30, 1995 and 1996 were to (i) fund operating activities; (ii) acquire property and equipment; (iii) invest in the development of software; and (iv) in 1995, repay debt.

    During the first six months of 1995, the Company's cash and cash equivalents decreased from $8,887,944 at December 31, 1994 to $7,922,170 at June 30, 1995. Net cash used in operating activities of $370,475 consisted primarily of a net loss of $305,884, increases in accounts receivable and deferred income taxes and decreases in accounts payable and accrued liabilities of $544,696, offset by a decrease in inventory of $306,945. Net cash used in investing activities of $530,751 consisted primarily of $443,600 in capital expenditures and $89,200 in software development costs. Net cash used in financing activities of $64,548 consisted primarily of a final payment for land purchased in June 1992.

    During the first six months of 1996, the Company's cash and cash equivalents decreased from $6,216,770 at December 31, 1995 to $4,570,414 at June 30, 1996. Net cash used in operating activities of $1,071,196 consisted primarily of net income of $444,413, a decrease in inventory of $230,267 and increases in accounts payable and accrued liabilities of $585,632, offset by increases in accounts receivable and contracts in progress billings of $2,756,434. Net cash used in investing activities of $575,160 consisted primarily of $424,293 of capital expenditures and $149,600 of software development costs.

    The Company anticipates capital expenditures for the remainder of 1996 of approximately $600,000. The Company believes it has sufficient cash to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

    The statements in the third sentence and the second to last sentence under the caption "Revenue" on page 6 and in the second sentence of the fifth paragraph under the caption "Financial Condition, Liquidity and Capital Resources" on page 9 are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

    OEM RELATIONSHIPS. Sales through OEMs have historically accounted for a significant portion of the Company's revenue. The Company believes its success in penetrating markets for its digital identification and video image management systems depends in large part on its ability to maintain its OEM relationships and to cultivate additional, similar relationships. There can be no assurance that OEMs, most of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company. One of the Company's OEMs has elected to produce its own imaging products and may compete with the Company in the future. The loss of any further OEM relationships could have a negative impact on the Company's revenue stream.

    INTERNATIONAL SALES. The Company is seeking to expand its international presence by developing new distribution channels in certain foreign countries where it has not previously had a presence. For instance, the Company has established a wholly owned subsidiary in the United Kingdom and entered into the Middle East Contract. International sales are subject to a number of risks, including political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuating exchange rates and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales, if any, and, consequently, the Company's business, operating results and financial condition.

    DEPENDENCE ON A SINGLE CUSTOMER.  The Middle East Contract accounted for
59% of the Company's revenue in the first six months of 1996, and it is expected to continue to account for a substantial percentage of the Company's revenue through September, 1996. The Company currently has no reason to believe that it will not be successful in fulfilling all of its obligations due to be performed under the Middle East Contract or receiving all the payments to be made thereunder; however, there can be no assurance that events or conditions may not occur which could threaten the Company's ability to complete the Middle East Contract or collect all amounts owed thereunder. If such events or conditions occur, the Company's business, operating results and financial condition would be materially adversely affected. In addition, there can be no assurance that any further revenue will arise after September 1996 from this customer.

    COMPETITION. The Company's competitors include a broad range of companies that develop and market products for the identification market including: (i) in the film-based systems market, Polaroid Corporation and Eastman Kodak, Co., and
(ii) in the digital identification and badge issuance systems market, Polaroid Corporation, Eastman Kodak, Co., Data Card Corporation, Dactek International, Inc., Image Base, Inc., G&A Imaging, Goddard Technology Corporation and Laminex, Inc. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. Moreover, while the Company believes that the price/performance characteristics of its products are currently competitive, increased competition from low-cost, low-functionality identification systems have created, and will continue to create, pricing pressures which could materially and adversely affect the Company's business, operating results and financial condition.

    PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

    PRODUCT OBSOLESCENCE. The Company's current products and products under development are limited in number and concentrated primarily in the markets for identification and surveillance products. The life cycles of the Company's products are difficult to estimate due in large measure to changing and developing technology as well as the unknown future effect of products introduced by the Company's competition. Price reductions or declines in demand for the Company's products, whether as a result of competition, technological change or otherwise, would have a materially adverse effect on the Company's results of operations or financial position.

    DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, fully functional product enhancements of new products that respond to the technological advances by others, or that the Company's new products will be accepted by customers.

    VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large on-time orders to particular customers and general economic conditions and other factors affecting capital spending. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. A small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses.

    LEGAL PROCEEDINGS. The Company is currently involved in litigation with the Company's former Vice President of Marketing and Sales, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994 alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. A jury trial was scheduled to begin on April 29, 1996 but it was postponed and is currently scheduled to begin on September 30, 1996. Although the Company believes that this individual's claims are without merit and is defending this action vigorously, an adverse result in the litigation could have a negative impact on the results of operations.

    MANAGEMENT AND EMPLOYEES. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future. The Company has in the past encountered some difficulties in fulfilling its hiring needs in the Durango, Colorado employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future.

    CAPITAL REQUIREMENTS. The Company believes that it has sufficient cash to meet its requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that it may require additional cash in its operating and investing activities, and accordingly, the Company may require additional capital resources. There can be no assurance that such capital resources will be available to the Company on favorable terms, if at all.

    VOLATILITY OF STOCK PRICE. In recent months, the stock market in general, and the market for shares of technology companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, as well as other events or factors, may have a significant impact on the market price of the Company's Common Stock. There can be no assurance that the trading price of the Company's stock will remain at or near its current level.

PART II.    OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted for a vote by security holders at the Company's May 20, 1996 annual meeting of stockholders included:

a)  approval of the minutes of the 1994 annual meeting of stockholders;
b)  election of directors;
c) ratification and approval of a 250,000 share increase in the Common Stock issuable under the 1992 Stock Plan; and
d) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors.

The results of the stockholders votes was as follows:

    a) The minutes of the prior year's annual meeting of stockholders' were approved.

                                  Votes     Votes        Votes       Votes
                                   For      Against      Withheld    Abstained
                                  --------------------------------------------

    b)   Election of Directors:
         Edward Jankowski       3,476,763                 24,136
         M. Dean Gilliam        3,476,763                 24,136
         George M. Duffy        3,476,763                 24,136
         C. Rodney Wilger       3,476,763                 24,136
         Don W. Stevens         3,476,763                 24,136

    c)   Increase in shares     2,022,855      121,089               7,564
         issuable under the
         1992 Stock Plan

    d)   Appointment of KPMG    3,456,322       21,500              16,400
         Peat Marwick LLP

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibit 27 - Financial Data

    (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Loronix Information Systems, Inc.


July 30, 1996                          /s/ Jonathan C. Lupia
- -------------                          ---------------------
     Date                                   Jonathan C. Lupia
                                       Chief Financial Officer