Form 10QSB
period 1996-09-30
LORONIX INFORMATION SYSTEMS INC
filed 1996-10-28
CIK 925538

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549
                                     FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

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



     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
PAST 90 DAYS.    YES  X   NO
                     ---     ---

     AS OF OCTOBER 23, 1996, THERE WERE 4,661,936 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                          LORONIX INFORMATION SYSTEMS, INC.

                                       INDEX



PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEET                      1
                   AS OF SEPTEMBER 30, 1996

                  CONDENSED CONSOLIDATED STATEMENTS                         3
                   OF OPERATIONS FOR THREE AND NINE MONTHS
                   ENDED SEPTEMBER 30, 1996 AND 1995

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS           4
                   FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL                 5
                   STATEMENTS

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   6
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      12

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         12


SIGNATURES                                                                 13

                            PART I - FINANCIAL INFORMATION

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                        ASSETS


                                                          SEPTEMBER 30,
                                                              1996
                                                          -------------
                                                           (UNAUDITED)
Current assets:
 Cash and cash equivalents                                 $ 5,767,807
 Accounts receivable:
    Trade, net of allowance for doubtful accounts
        of $177,025                                          1,449,335
    Officers and employees                                     146,187
  Contracts in progress with earned revenue
     exceeding related progress billings                     2,437,339
  Inventory, net                                               942,831
  Prepaid expenses and other assets                             87,577
  Deferred income taxes                                        100,000
                                                           -----------
            Total current assets                            10,931,076

  Construction in progress                                     208,951
  Property and equipment, net of accumulated
     depreciation of $827,427                                2,996,135
  Software development costs, net of accumulated
     amortization of $503,188                                  469,111
 Deposits and other assets                                      38,259
 Goodwill, net of accumulated amortization
    of $47,525                                                   9,919
                                                           -----------

            Total assets                                   $14,653,451
                                                           -----------
                                                           -----------


     See accompanying notes to condensed consolidated financial statements

                     LORONIX INFORMATION SYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      SEPTEMBER 30,
                                                          1996
                                                      -------------
                                                       (UNAUDITED)

Current liabilities:
 Accounts payable                                      $   668,676
 Accrued commission payable                                153,558
 Income tax payable                                        118,700
 Accrued liabilities                                       148,996
                                                       -----------

         Total current liabilities                       1,089,930

 Deferred maintenance revenue                               23,308
                                                       -----------

          Total liabilities                              1,113,238

Stockholders' equity:
 Preferred stock, $.001 par value,
   authorized 2,000,000 shares, no shares
   issued and outstanding                                        -
 Common stock, $.001 par value, authorized
   20,000,000 shares, issued and outstanding,
   4,661,936 shares                                          4,662
 Additional paid-in capital                             15,259,432
 Notes receivable from stockholders                       (214,981)
 Accumulated deficit                                    (1,508,900)
                                                       -----------

         Total stockholders' equity                     13,540,213
                                                       -----------

         Total liabilities and stockholders' equity    $14,653,451
                                                       -----------
                                                       -----------






  See accompanying notes to condensed consolidated financial statements

                           LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -------------------------     -------------------------
                                                    1996           1995           1996            1995
                                                 ----------     ----------     ----------     -----------
                                                        (UNAUDITED)                   (UNAUDITED)
Systems, supplies and maintenance
 revenue                                         $2,959,933     $1,547,208     $8,504,213     $ 4,529,670
                                                 ----------     ----------     ----------     -----------
Operating costs and expenses:
  Cost of products sold                           1,323,197        863,354      3,944,281       2,347,561
  Operations and customer support                   219,678        202,802        725,687         644,814
  Selling, general and administrative               784,815      1,012,749      2,343,364       2,351,048
  Research and development                          235,625        251,221        682,603         619,888
                                                 ----------     ----------     ----------     -----------
       Total cost and expenses                    2,563,315      2,330,126      7,695,935       5,963,311

       Income (loss) from operations                396,618       (782,918)       808,278      (1,433,641)
                                                 ----------     ----------     ----------     -----------

Other income (expense):
  Interest income                                    68,004        108,035        225,538         347,155
  Other                                                 405            (18)          (363)           (435)
                                                 ----------     ----------     ----------     -----------
                                                     68,409        108,017        225,175         346,720
                                                 ----------     ----------     ----------     -----------

       Income (loss) before income taxes            465,027       (674,901)     1,033,453      (1,086,921)

Income (tax) benefit                                (50,025)        (1,064)      (174,038)        105,236
                                                 ----------     ----------     ----------     -----------

       Net income (loss)                         $  415,002     $ (675,965)    $  859,415     $  (981,685)
                                                 ----------     ----------     ----------     -----------
                                                 ----------     ----------     ----------     -----------

Income (loss) per share - primary and
 fully diluted                                   $     0.09     $    (0.14)    $     0.18     $     (0.21)
                                                 ----------     ----------     ----------     -----------
                                                 ----------     ----------     ----------     -----------

Weighted average shares outstanding               4,747,390      4,670,936      4,676,642       4,670,936
                                                 ----------     ----------     ----------     -----------
                                                 ----------     ----------     ----------     -----------

    See accompanying notes to condensed consolidated financial statements

                      LORONIX INFORMATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                       1996         1995
                                                                   -------------------------
                                                                   (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)                                                $   859,415   $  (981,685)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                      591,659       329,604
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                             425,219       427,126
      Increase in contracts in progress with earned revenue
       exceeding related progress billings                          (1,546,877)            -
      Decrease in inventory, net                                       307,346        89,061
      Decrease in prepaid expenses and other assets                     33,254       138,917
      Decrease (increase) in deferred income taxes                      54,000      (106,000)
      Decrease in accounts payable                                    (286,853)     (159,623)
      Increase (decrease) in accrued liabilities                       233,817       (62,662)
      Decrease in customer deposits                                          -        (3,270)
      Increase (decrease) in deferred revenue                          (15,829)        5,263
                                                                   -----------   -----------
        Net cash provided by (used in) operating activities            655,151      (323,269)
                                                                   -----------   -----------

Cash flows from investing activities:
  Construction in progress                                            (208,951)     (609,316)
  Capital expenditures                                                (649,155)     (409,680)
  Deposits and other assets                                             (1,008)      (18,145)
  Software development costs                                          (245,000)     (173,500)
                                                                   -----------   -----------
        Net cash used in investing activities                       (1,104,114)   (1,210,641)
                                                                   -----------   -----------

Cash flows from financing activities:
  Payments on notes payable                                                  -       (68,429)
  Payments for offering costs                                                -        (1,332)
                                                                   -----------   -----------
        Net cash used in financing activities                                -       (69,761)
                                                                   -----------   -----------

Net decrease in cash and cash equivalents                             (448,963)   (1,603,671)
Cash and cash equivalents, beginning of year                         6,216,770     8,887,944
                                                                   -----------   -----------
Cash and cash equivalents, end of  September                       $ 5,767,807   $ 7,284,273
                                                                   -----------   -----------
                                                                   -----------   -----------

Noncash investing activities:
  In 1996 and 1995, the Company transferred inventory valued at $44,952 and $286,578 respectively, to property and equipment.


     See accompanying notes to condensed consolidated financial statements

                          LORONIX INFORMATION SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (SEPTEMBER 30, 1996 - UNAUDITED)



NOTE 1:   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with Loronix Information Systems, Inc.'s Form 10-KSB for the year ended December 31, 1995.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Loronix Information Systems, Inc.'s (the "Company") condensed consolidated financial statements and the notes related thereto included herein.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995


     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with system sales accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased from $1.55 million in the third quarter of 1995 to $2.96 million in the third quarter of 1996, representing a 91% increase. Revenue in the third quarter of 1996 included approximately $1.57 million associated with a contract between the Company and a U.S. subsidiary of a Middle Eastern multinational corporation which provides for the sale of security systems (the "Middle East Contract"). The Company believes it will record substantially all of the revenue under the Middle East Contract by year-end 1996. The remaining revenue of $1.39 million in the third quarter of 1996 consisted of $344,400 in original equipment manufacturer ("OEMs") revenue and $1.05 million in revenue from all other channels.


     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $863,400 in the third quarter of 1995 to $1.3 million in the third quarter of 1996, and represented 56% and 45% of revenue, respectively. The margin improvement was primarily attributable to
(i) a higher percentage of software sales which have relatively high margins, and (ii) a combination of reduced purchase costs and increases in end-user pricing on certain supplies and hardware items.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $202,800 in the third quarter of 1995 to $219,700, net of expense credits associated with the Middle East Contract, in the third quarter of 1996, and represented 13% and 7% of revenue, respectively. The percentage decrease was the result of a 91% increase in revenue without a commensurate increase in expenses. Gross expenses increased from $202,800 in the third quarter of 1995 to $250,600 in the third quarter of 1996. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased from $1.01 million in the third quarter of 1995 to $784,800, net of expense credits associated with the Middle East Contract, in the third quarter of 1996, and represented 65% and 27% of revenue, respectively. The percentage decrease was partly attributable to a 91% increase in revenue without a commensurate increase in expenses. Further, the third quarter of 1995 included a charge of $267,000 for bad debt expense. This expense was the result of (i) a charge related to the write off of certain receivables associated with the discontinuance of operations by the Company's European distributor, and (ii) an increase in the general allowance for doubtful accounts.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from $251,200 in the third quarter of 1995 to $235,600, net of expense credits associated with the Middle East Contract, in the third quarter of 1996, and represented 16% and 8% of revenue, respectively. The percentage decrease was the result of a 91% increase in revenue without a commensurate increase in expenses. Gross expenses increased from $284,800 in the third quarter of 1995 to $388,500 in the third quarter of 1996. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

     INTEREST INCOME. Interest income decreased from $108,000 in the third quarter of 1995 to $68,000 in the third quarter of 1996. This decrease was due to a reduction in cash available for investment.

     INCOME TAX. Income tax expense of $50,000 for the third quarter of 1996 was estimated to be 11% of pretax earnings. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUE

     Revenue increased from $4.53 million in the first nine months of 1995 to $8.50 million in the first nine months of 1996, representing an 88% increase. Revenue in the first nine months of 1996 included approximately $4.85 million associated with the Middle East Contract. The Company believes it will record substantially all of the revenue under the Middle East Contract by year-end 1996. The remaining revenue of $3.65 million in the first nine months of 1996 consisted of $929,500 in OEM revenue and $2.72 million in revenue from all other channels.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold increased from $2.35 million in the first nine months of 1995 to $3.94 million in the first nine months of 1996, and represented 52% and 46% of revenue, respectively. The margin improvement was primarily attributable to a combination of reduced purchase costs and increases in end-user pricing on certain supplies and hardware items.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $644,800 in the first nine months of 1995 to $725,700, net of expense credits associated with the Middle East Contract, in the first nine months of 1996, and represented 14% and 9% of revenue, respectively. The percentage decrease was the result of an 88% increase in revenue without a commensurate increase in expenses. Gross expenses increased from $644,800 in the first nine months of 1995 to $777,700 in the first nine months of 1996. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased from $2.35 million in the first nine months of 1995 to $2.34 million, net of expense credits associated with the Middle East Contract, in the first nine months of 1996, and represented 52% and 28% of revenue, respectively. The percentage decrease was primarily the result of an 88% increase in revenue without a commensurate increase in expenses.
Gross expenses increased from $2.35 million in the first nine months of 1995 to $2.42 million in the first nine months of 1996. Without the $267,000 bad debt expense incurred in the third quarter of 1995, gross expenses increased approximately $334,000 for the nine month period ended September 30, 1996 over the same period in 1995. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $619,900 in the first nine months of 1995 to $682,600, net of expense credits associated with the Middle East Contract, in the first six months of 1996, and represented 14% and 8% or revenue, respectively. The percentage decrease was the result of an 88% increase in revenue without a commensurate increase in expenses. Gross expenses increased from $778,500 in the first nine months of 1995 to $1.07 million in the first nine months of 1996. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

     INTEREST INCOME. Interest income decreased from $347,200 in the first nine months of 1995 to $225,500 in the first nine months of 1996. This decrease was due to a reduction of cash available for investment.

     INCOME TAX/BENEFIT. An income tax benefit for the first nine months of 1995 was estimated to be 10% of the pretax loss. An income tax expense of $174,000 for the first nine months of 1996 was estimated to be 17% of the pretax earnings. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1995 and 1996, the Company financed its operations primarily from working capital.

     The Company's principal uses of cash during the nine months ended September 30, 1995 and 1996 were to (i) in 1995, fund operating activities;
(ii) acquire property and equipment; (iii) invest in the development of software; and (iv) in 1995, repay debt.

     During the first nine months of 1995, the Company's cash and cash equivalents decreased from $8.9 million at December 31, 1994 to $7.3 million at September 30, 1995. Net cash used in operating activities of $323,300 consisted primarily of a net loss of $982,000 and an increase in deferred income taxes of $106,000 and decreases in accounts payable and accrued liabilities of

$222,000, offset by decreases in accounts receivable, inventory and prepaid expense of $655,000. Net cash used in investing activities of $1,211,000 consisted primarily of $609,000 of construction-in-progress associated with the Company's new facility, $410,000 of capital expenditures and $174,000 of software development costs. Net cash used in financing activities of $70,000 consisted primarily of a final payment for land purchased in June 1992.

     During the first nine months of 1996, the Company's cash and cash equivalents decreased from $6.2 million at December 31, 1995 to $5.8 at September 30, 1996. Net cash provided by operating activities of $655,000 consisted primarily of net income of $859,000 and decreases in accounts receivable, inventory, prepaid expenses and other assets and deferred income taxes of $820,000, and an increase in accrued liabilities of $234,000, offset by an increase in contracts in progress billings of $1.5 million and a decrease in accounts payable of $287,000. Net cash used in investing activities of $1.1 million consisted primarily of $209,000 of construction in progress associated with the Company's new CCTVware-TM- products, $649,000 of capital expenditures and $245,000 of software development costs.

     The Company anticipates capital expenditures for the remainder of 1996 of approximately $250,000. The Company believes it has sufficient cash to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the third sentence and the second to last sentence under the caption "Revenue" on page 6 and the fifth paragraph under the caption "Financial Condition, Liquidity and Capital Resources" on page 9 are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

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

     DEPENDENCE ON A SINGLE CUSTOMER. The Middle East Contract accounted for 57% of the Company's revenue in the first nine months of 1996. The Company currently has no reason to believe that it will not be successful in fulfilling all of its obligations due to be performed under the Middle East Contract or receiving all the payments to be made thereunder; however, there can be no assurance that events or conditions may not occur which could threaten the Company's ability to complete the Middle East Contract or collect all amounts owed thereunder. If such events or conditions occur, the Company's business, operating results and financial condition would be materially adversely affected. In addition, there can be no assurance that any further new business will arise after September 1996 from this customer.

     COMPETITION. The Company's competitors include a broad range of companies that develop and market products for the identification and surveillance markets including: (i) in the film-based systems market, Polaroid Corporation and Eastman Kodak, Co., and (ii) in the digital identification and badge issuance systems market, Polaroid Corporation, Eastman Kodak, Co., Data Card Corporation, Dactek International, Inc., Image Base, Inc., G&A Imaging, Goddard Technology Corporation and Laminex, Inc., and (iii) in the surveillance market, TVX, Inc., Prima Facie, Inc., Silent Witness Enterprises, Inc., and Dedicated Micros, Inc. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. Moreover, while the Company believes that the price/performance characteristics of its products are currently competitive, increased competition from low-cost, low-functionality identification systems have created, and will continue to create, pricing pressures which could materially and adversely affect the Company's business, operating results and financial condition.

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

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company expects to release several products in the next few months based on its CCTVware-TM- technology. This technology provides for digital recording and storage that eliminates the need for video tapes and VCRs in surveillance environments and allows for high-speed access and retrieval of the stored video. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, its new CCTVware products or any other fully functional product enhancements or new products that respond to the technological advances by others, or that the Company's new products will be accepted by customers.

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, the Company may not receive any further new business from the Middle East contract. Additionally, other than the Middle East contract, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. A small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses.

     LEGAL PROCEEDINGS. The Company is currently in litigation with the Company's former Vice President of Marketing and Sales, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994 alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. A jury trial was scheduled to begin on September 30, 1996 but it was postponed and is currently scheduled to begin on March 10, 1997. Although the Company believes that this individual's claims are without merit and is defending this action vigorously, an adverse result in the litigation could have a negative impact on the financial position and the results of operations.

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

     CAPITAL REQUIREMENTS. The Company believes that it has sufficient cash to meet its requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that it may require additional cash in its operating and investing activities, and accordingly, the Company

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company expects to release several products in the next few months based on its CCTVware-TM- technology. This technology provides for digital recording and storage that eliminates the need for video tapes and VCRs in surveillance environments and allows for high-speed access and retrieval of the stored video. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, its new CCTVware products or any other fully functional product enhancements or new products that respond to the technological advances by others. There also can be no assurance that the Company's new CCTVware or other new products will be accepted by customers.

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, the Company may not receive any further new business from the Middle East Contract after September 1996. Additionally, other than the Middle East Contract, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. A small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses.

     LEGAL PROCEEDINGS. The Company is currently involved in litigation with the Company's former Vice President of Marketing and Sales, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994 alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. A jury trial was scheduled to begin on September 30, 1996 but it was postponed and is currently scheduled to begin on March 10, 1997. Although the Company believes that this individual's claims are without merit and is defending this action vigorously, an adverse result in the litigation could have a negative impact on the financial position and the results of operations.

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

PART II.    OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  There are no exhibits.

               (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Loronix Information Systems, Inc.


OCTOBER 28, 1996                        /S/ JONATHAN C. LUPIA
----------------                        ----------------------------------
     Date                               Jonathan C. Lupia
                                        Chief Financial Officer