Form 10QSB/A
period 1996-06-30
LORONIX INFORMATION SYSTEMS INC
filed 1996-11-01
CIK 925538

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549
                                    FORM 10-QSB/A


(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________.



                           COMMISSION FILE NUMBER:  0-24738

                          LORONIX INFORMATION SYSTEMS, INC.
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                 NEVADA                                   33-0248747
   (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


                      820 AIRPORT ROAD, DURANGO, COLORADO 81301
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                      ISSUER'S TELEPHONE NUMBER:  (970) 259-6161



     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
PAST 90 DAYS.   YES  X    NO
                   -----    -----

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

                                  Loronix Information Systems, Inc.


OCTOBER 29, 1996
----------------                  ----------------------------------
     Date                         Jonathan C. Lupia
                                  Chief Financial Officer