Form 10KSB40/A
period 1995-12-31
LORONIX INFORMATION SYSTEMS INC
filed 1997-01-09
CIK 925538

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                            FORM 10-KSB/A
                           AMENDMENT NO. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934 [Fee Required]

             For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

                   Commission file number: 0-24738

                  LORONIX INFORMATION SYSTEMS, INC.
                  ---------------------------------

          (Name of Registrant as specified in its charter)

                     NEVADA                                33-0248747
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


  820 Airport Dr., Durango, CO                                 81301
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number: (970) 259-6161  FAX:  (970) 259-9399


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                                                      --   --

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenue for the fiscal year ended December 31, 1995 was:
$6,838,000

As of February 9, 1996, 4,667,936 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $9,068,336 based on the last per share price of $2.625 on that date.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on May 20, 1996 have been incorporated by reference in Part III of this Form 10-KSB.

                  LORONIX INFORMATION SYSTEMS, INC.

                         1995 FORM 10-KSB/A

                           AMENDMENT NO. 1

                          TABLE OF CONTENTS

                                                                PAGE
                                                                ----

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

    ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . 3

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                               PART IV

    This Form 10-KSB/A1 is submitted in response to the Securities and Exchange Commission's (the "SEC") response to Registrant's request for confidential treatment of Exhibit 10.11 filed on March 28, 1996. The only Item revised as a result of this amendment is Item 13.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

           3.1*     Articles of Incorporation of Registrant, as amended to
                    date.
           3.3*     Bylaws of Registrant, as amended to date.
           4.1**    Specimen Common Stock Certificate of Registrant.
           4.2**    Warrant dated September 1, 1994 issued to Commonwealth
                    Associates.
           4.3**    Settlement Agreement dated August 1993 among Registrant and
                    Commonwealth Growth Fund, Philip L. Fischer, Laura Gordon
                    Fisher, Identification Systems International, Inc. and
                    James Marx, including forms of warrants issued by
                    Registrant in connection therewith.
           10.2**   Series A Preferred Stock Purchase Agreement dated December
                    31, 1992 among Registrant and certain investors.
           10.3**   OEM Agreement dated March 8, 1993 between Registrant and
                    ADT Security Systems, Inc.
           10.4**   Agreement dated December 1, 1993 between Registrant and
                    Diebold Incorporated.
           10.5**   Distributor Agreement dated April 12, 1994 between
                    Registrant and Polaroid Corporation.
           10.7**   1992 Stock Option Plan of Registrant.
           10.10    1995 Directors Option Plan.
           10.11*** Contract for Process Computer System dated October 16,
                    1995 between Registrant and Aramco Services Company.
-------------------
          (*) Incorporated by reference to Registrant's Quarterly Report on Form 10Q-SB filed with Commission on November 11, 1994.
         (**) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed on June 9, 1994, as amended.
        (***) Revised exhibit filed (in paper format under cover of Form SE) in response to the SEC's comments to Registrant's confidential treatment request.


     (b)  REPORTS ON FORM 8-K

         None

                             SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LORONIX INFORMATION SYSTEMS, INC.

                                  By: /s/ Jonathan C. Lupia
                                     -----------------------------------------
                                      Jonathan C. Lupia
                                      Chief Financial Officer and Secretary



Date: January 8, 1997