Form 10KSB40
period 1996-12-31
LORONIX INFORMATION SYSTEMS INC
filed 1997-03-18
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        Commission file number:  0-24738

                        LORONIX INFORMATION SYSTEMS, INC.
                (Name of Registrant as specified in its charter)

             NEVADA                                    33-0248747
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   820 AIRPORT RD., DURANGO, CO                         81301
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number:  (970) 259-6161  FAX:  (970) 259-9399

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _XXX_ No_____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenue for the fiscal year ended December 31, 1996 was:
$10,916,400.

As of February 26, 1997, 4,661,936 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $12,657,822 based on the closing price of $3.69 per share on that date.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on May 19, 1997 have been incorporated by reference in
Part III of this Form 10-KSB.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Loronix Information Systems, Inc., a Nevada corporation (the "Company"), was incorporated in 1992. Loronix designs, markets and sells a family of digital identification and video image management systems ("Video Imaging Products") based on the Company's proprietary software. Using an open architecture design approach that allows compatibility with commercially available computer and video hardware and software, a Loronix-Registered Trademark- system can record and store images in digitized form in computer databases, transmit them to other control systems or printers, and retrieve, analyze, reproduce and manipulate these images in a variety of ways. The Company's products are used to provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale, human resource management and other control systems, and are designed to enhance or replace existing film-based identification systems.

     The Company's current product line consists of video imaging badge issuance and verification systems that can quickly and economically design and produce various types of personal identification cards and store video images and related data in digitized form in computer databases for on-line retrieval. The Company offers products with a variety of functions and features targeted to a wide array of customers, ranging from large organizations requiring a multi-location system operating across a local or wide area computer network to small organizations requiring only a stand-alone system.

VIDEO IMAGING PRODUCTS

     The Company's products consist of the Company's proprietary software combined with commercially available hardware components and software. The Company's products range from low-end, stand-alone systems designed for small organizations to high-end systems created for large organizations with multiple locations. In many instances, the Company configures its systems to fit a particular customer's needs. The Company's principal products are the ImageSHARE-Registered Trademark- II, ImageSHARE-Registered Trademark- Express, Color Card Creator and the Laser I.D. Card Creator imaging systems.

     IMAGESHARE-Registered Trademark- II

     The Company's high-end product, the ImageSHARE-Registered Trademark- II system, is targeted primarily for use by medium to large size businesses, institutions and governmental entities. These organizations typically operate local and wide area networks, in which multiple users at individual workstations access images and data in various applications and information/access control systems. The ImageSHARE-Registered Trademark- II system enables a user to capture, store, manage and transmit photographs, signatures, fingerprints, images and other information over these networks, or it can be configured to operate in a stand-alone mode. The ImageSHARE-Registered Trademark- II system provides significant configuration flexibility and can be integrated with the hardware, software and other components in a user's existing information/access control system or in an entirely new system configuration. Because of its open architecture design, which allows compatibility with commercially available hardware and software, the ImageSHARE-Registered Trademark- II system may be used with a variety of relational database management systems ("RDBMS").

     IMAGESHARE-Registered Trademark- EXPRESS

     The Company's mid-range imaging product, ImageSHARE-Registered Trademark-Express, was released in late 1996 and is targeted primarily for use by small to medium size businesses, institutions and government entities. This system offers customers an economical color identification system which is pre-configured and ready to use. It can be implemented as a stand-alone system or within local or wide-area networks. ImageSHARE-Registered Trademark- Express requires minimal customization and may be designed to address the specific needs of various vertical market applications. Its open database connectivity feature allows connectivity to certain relational databases which may exist within the customer's system environment. ImageSHARE-Registered Trademark-

Express replaced the Company's ImageSHARE-Registered Trademark--V and ImageSHARE-Registered Trademark- I systems and can be easily upgraded to the ImageSHARE-Registered Trademark- II system.

     COLOR CARD CREATOR

     The Color Card Creator system was released in March 1996. This product was designed to compete on a price/performance basis with other available lower-end color products and is distributed primarily through dealer channels. The Color Card Creator utilizes the Microsoft-Registered Trademark- Windows-TM- graphical user interface and can produce both color and black and white identification cards and adhesive badges.

     LASER I.D. CARD CREATOR

     The Company designed the Laser I.D. Card Creator system to replace low-priced, mechanical film-based identification systems in use at smaller organizations such as small businesses, schools, hospitals and health clubs.
The typical user of the Laser I.D. Card Creator system is an employer with fewer than 500 employees. The Laser I.D. Card Creator system is marketed primarily through retail channels as a stand-alone system designed to produce identification cards on DOS-compatible personal computers. The Laser I.D. Card Creator system includes a camera with tripod and light, laminator, card supplies, cables, an image capture board and the Company's Laser I.D. Card Creator software. The system produces images and text printed on compatible off-the-shelf laser printers.

     OPTIONAL FEATURES

     The Company also offers several optional features to enhance its products including: remote-site image capture, which enables a customer to capture video images off-site and import them into the Loronix-Registered Trademark- system; signature and fingerprint image input, which enables a customer to include a signature and fingerprint image with each record in a database and print the images on an identification card; magnetic stripe encoders and readers, which enables a customer to record and automatically display information; and bar code input, which enables a customer to create a multi-use identification card by printing a bar code on the card.

NEW PRODUCT DEVELOPMENT - CCTVWARE-TM- PRODUCTS

     In August of 1995, the Company announced that it was developing a new product technology named CCTVware-TM-. This technology permits digital video recording and storage that eliminates the need for video tapes and VCRs in surveillance environments and allows for high-speed access and retrieval of the stored video. The Company has identified and is developing five products incorporating this technology and anticipates commercial shipments of certain of these products to begin in the first quarter of 1997. All CCTVware-TM- products include video authentication and a full range of image enhancement tools.

     CCTVWARE-TM- ENTERPRISE

     The Enterprise system is the Company's high-end digital recording, storage and playback system capable of recording full motion video at 30 frames per second ("FPS"). This system utilizes Loronix recording units to record, digitize, compress and store up to eight hours of video for near-instant playback. A digital audio tape jukebox is included for long-term storage and playback of the recorded video. The Enterprise system operates in a distributed network environment and is expandable to meet customer requirements. Enterprise is targeted at large, dynamic, sensitive surveillance environments such as casinos, airports and government facilities.

     CCTVWARE-TM- VISION

     Vision is a stand-alone digital recording and playback system which can be implemented with existing VCR systems. It provides up to eight hours of continuous loop recording for any existing camera(s) selected by the operator, or pre-configured cameras triggered by an alarm event. The Vision system is targeted at surveillance environments requiring full motion video recording and playback without the networking and archiving capabilities offered by the Enterprise system.

     CCTVWARE-TM- TRANSIT

     The Transit system is a stand-alone digital recording system designed to operate in transit environments, such as buses, subways and rail cars. This system is capable of recording up to five black & white or color camera inputs at 1 to 1.5 FPS with the option of one input of audio. The Transit system operates on 12 volt DC power and is designed to withstand shock and vibration. The Transit system uses continuous loop recording on a removable hard drive which must be removed and installed in a separate CCTVware-TM- Review Station for playback of the recorded video.

     CCTVWARE-TM- SOLO

     Solo is a stand-alone, 110 volt digital recording system with features similar to the Transit system except for the capability of operating within the transit environment. The Solo system is targeted at small businesses.

     CCTVWARE-TM- MSERIES

     The MSeries product is a rack-mounted, digital multiplexer recording unit with the capability of recording up to 32 camera inputs at 1-2 FPS. Like the Transit and Solo products, the MSeries uses continuous loop recording and is connected directly to a CCTVware-TM- Review Station for playback of the recorded video. This system is targeted at large commercial and government environments not requiring full motion video recording.

MARKETING AND CUSTOMERS

     The Company markets its products domestically through a small direct sales force, approximately 30 dealers and original equipment manufacturers ("OEMs"). The Company's low-end product, the Laser I.D. Card Creator system, is also marketed through Sam's Club.

     The Company currently has OEM relationships with: ADT Security Systems, Inc., which markets the Company's Video Imaging Products in combination with its sophisticated security systems; Diebold, Incorporated, which includes the Company's Video Imaging Products in control systems designed for use in the university, banking and other markets; and Polaroid Corporation ("Polaroid"), which markets an enhanced private label version of the Company's low-end Video Imaging Product. Sales through the OEMs have decreased in the past two years. This decline is due in part to the OEMs placing greater emphasis on the products in their core lines of business (which products do not compete with those of the Company). To offset this decline the Company is seeking relationships with additional OEMs and is expanding its domestic dealer network.

     Internationally, the Company markets its products through its direct sales force, its wholly-owned subsidiary in the United Kingdom and various international distributors. In the fourth quarter of 1995, the Company entered into a long-term contract with Aramco Services Company, the U.S. subsidiary of Aramco (a Saudi Arabian multinational corporation), for the sale of a customized security and identification system which is currently being installed in multiple locations in Saudi Arabia ("Aramco" or the "Aramco Contract"). The Aramco Contract provides for the payment of approximately $6.0 million over a three year term upon the Company's satisfactory completion of various milestones. The Company has received payments through December 31, 1996, of approximately $4.7 million from the Aramco Contract.

COMPETITION

     The market for the Company's products is extremely competitive. The Company's competitors include a broad range of companies that develop and market products for the identification and surveillance markets, including: (i) in the film-based systems market, Polaroid, (ii) in the digital identification and badge issuance systems market, Polaroid, Data Card Corporation, Dactek International, Inc., Image Base, Inc., G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations, and (iii) in the surveillance market, TVX, Inc., Prima Facie, Inc., Silent Witness Enterprises, Inc., Dedicated Micros, Inc., and numerous VCR suppliers.

     The Company believes that the principal competitive factors in its markets include: system performance and functionality, price, system configuration flexibility, ease of use, system maintenance costs, quality, reliability, customer support and brand name. The Company believes that its primary competitive strengths include system performance and functionality, system configuration flexibility and ease of use. Larger, more established companies with substantially greater technical, financial and marketing resources, such as Polaroid and Data Card Corporation, have an enhanced competitive position due in part to their established brand name franchises.

MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of the hardware in its systems; rather, it assembles its systems by integrating commercially available hardware and software with the Company's proprietary software. The Company believes that it can continue to obtain components for systems at reasonable prices from a variety of sources. Although the Company purchases some components from single sources, the Company believes similar components could be obtained from alternative suppliers without significant delay. There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company regards certain features of its products and documentation as proprietary and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally enters into confidentiality and invention assignment agreements with its employees, and mutual non-disclosure agreements with its dealers, distributors and OEM customers and limits access to and distribution of its software, documentation and other proprietary information. The Company has no patents and, while the existing copyright laws afford only limited protection, the Company intends to apply for federal copyright registrations for any of its software systems, for which it has not yet received federal copyright registration. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

     The Company provides its software to end-users under non-exclusive "shrink-wrap" licenses, which generally are nontransferable and have a perpetual term. Although the Company does not make source code generally available to end-users, it has entered into source code escrow agreements with certain customers. The Company has also licensed certain software from third parties for incorporation into its products.

RESEARCH AND DEVELOPMENT

     The Company believes its success depends in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new applications of core technologies and incorporating new technologies into the Company's products. The Company's research and development resources have been primarily directed toward (i) developing new products, (ii) improving the functionality and performance of the Company's proprietary software, and (iii) designing and implementing the device drivers necessary to maintain the Company's open architecture approach and ensure ongoing connectivity to major RDBMS.

     In 1996 and 1995, the Company spent, net of capitalized software costs, $981,000 and $855,100, respectively, for research and development.

EMPLOYEES

     As of February 26, 1997, the Company employed 83 persons including seven persons in part-time positions. The Company has one employee located in Nevada, one employee located in California, five employees located in Basingstoke, England with the remainder located in Colorado. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future.

     The Company has no collective bargaining agreements with any of its employees. The Company believes its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company owns approximately 25 acres of real property adjacent to the Durango-La Plata County Airport in Colorado. In October 1995, the Company completed construction of a 20,000 square foot facility on approximately 5 of the 25 acres for administration, marketing, research and development, operations and customer support. In January 1996, the Company entered into a three year lease for approximately 2,000 square feet of office space in Basingstoke, England for its wholly owned United Kingdom subsidiary. In June 1996, the Company entered into a three year lease for approximately 1,600 square feet of office space in Las Vegas, Nevada for a sales and demonstration office. Depending on the success of its CCTVware-TM- product line, the Company may expand its Durango facility by up to 20,000 square feet in 1997.

ITEM 3.   LEGAL PROCEEDINGS

     In July 1994, Robert Demson, the Company's former Vice President of Marketing and Sales, filed a lawsuit against the Company alleging breach of contract and fraud. Mr. Demson, who terminated his employment with the Company in May 1994, alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value; and that he was wrongfully deprived of certain sales commissions. The parties have agreed to binding arbitration which is scheduled to begin on April 28, 1997. Although the Company believes that Mr. Demson's claims are without merit, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to August 25, 1994, the date of the Company's initial public offering, there was no public market for the Company's Common Stock. Since August 25, 1994, the Company's Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "LORX." The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's Common Stock as reported by Nasdaq:

                                         HIGH           LOW
                                         ----           ---
     1996
         First quarter                  $3.250         $2.000
         Second quarter                 $4.250         $2.375
         Third quarter                  $4.375         $3.063
         Fourth quarter                 $6.250         $3.500

     1995
         First quarter                  $5.625         $3.000
         Second quarter                 $4.750         $2.625
         Third quarter                  $4.750         $3.250
         Fourth quarter                 $3.750         $2.375

     As of February 21, 1997, there were approximately 99 shareholders of record of the Company's Common Stock. Management estimates that there are approximately 800 beneficial owners.

     The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business. Payment of cash dividends in the future will depend upon the Company's earnings, financial condition, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and the notes thereto included herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED TO 1995

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased from $6.84 million in 1995 to $10.92 million in 1996, representing an increase of 60%. OEM sales decreased from $2.57 million in 1995 to $1.03 million in 1996, while sales from all other channels increased from $4.27 million in 1995 to $9.89 million in 1996. Revenue in 1995 and 1996 included approximately $890,000 and $5.1 million, respectively, of revenue associated with the Aramco Contract. Further, in 1996, the Company recorded approximately $983,000 of revenue associated with Aramco that was outside the scope of the Aramco Contract.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD.   The cost of products sold, consisting principally
of the costs of hardware components, supplies and manpower costs associated with the Aramco Contract, as well as software amortization, increased from $3.42 million in 1995 to $4.96 million in 1996, and represented 50% and 45% of revenue, respectively. This decrease was primarily the result of (i) increased margins related to hardware and supplies, and (ii) an overall margin of 56% on the Aramco Contract.

     OPERATIONS AND CUSTOMER SUPPORT.   Operations and customer support
expenses, net of expense credits associated with the Aramco Contract, increased from $911,800 in 1995 to $1.0 million in 1996, and represented 13% and 9% of revenue, respectively. The percentage decrease from 1995 to 1996 was the result of a 60% increase in revenue without a commensurate increase in expenses. Gross expenses increased from $942,800 in 1995 to $1.10 million in 1996. The increase in such expenses resulted primarily from compensation-related increases and an increase in depreciation.

     SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses, net of expense credits associated with the Aramco Contract, increased from $3.07 million in 1995 to $3.08 million in 1996, and represented 45% and 28% of total revenue, respectively. The percentage decrease from 1995 to 1996 was the result of a 60% increase in revenue without a commensurate increase in expenses. Gross expenses increased from $3.11 million in 1995 to $3.15 million in 1996. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in product promotions and depreciation offset by a $326,000 decrease in bad debt expense.

     RESEARCH AND DEVELOPMENT.   Research and development expenses, net of
capitalized software costs and expense credits associated with the Aramco Contract, increased from $855,100 in 1995 to $981,000 in 1996, and represented 13% and 9% of revenue, respectively. Gross expenses increased from $1.09 million in 1995 to $1.50 million in 1996. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in recruiting costs and depreciation related to an overall expansion in new product research and development. The Company expects to continue to fund new product development in 1997 at or above the dollar levels expended in 1996.

     INTEREST INCOME.   Net interest income decreased from $445,800 in 1995 to
$299,500 in 1996. This decrease was due to a reduction of cash available for investment.

     INCOME TAX/BENEFIT. An income tax benefit of $106,000 was estimated to be 11% of the pretax loss in 1995. Income tax expense of $160,900 was estimated to be 13% of the pretax earnings in 1996. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits. In the future the Company expects its U.S. tax rate to increase significantly due to the depletion of its net operating loss carryforwards.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the years ended 1995 and 1996, the Company financed its operations primarily from working capital. The Company's principal uses of cash during 1995 and 1996 were to (i) in 1995, fund operating activities; (ii) acquire property and equipment; (iii) invest in the development of its software; and
(iv) in 1995, repay debt.

     During 1995, the Company's cash and cash equivalents decreased from $6.4 million at December 31, 1994 to $6.2 million at December 31, 1995. Net cash used in operating activities was $591,800, including a net loss of $853,600 and increases in contracts in progress with earned revenue exceeding related progress billings, inventory, and deferred income taxes of $1.3 million, offset by decreases in accounts receivable and prepaid expenses, and increases in accounts payable, and accrued liabilities of $1.1 million. Net cash provided by investing activities of $490,400 consisted primarily of the sale of securities available-for-sale of $2.5 million, offset by $2.0 million of capital expenditures, including approximately $1.2 million for the Company's new facility, and $216,800 for software development costs. Net cash used in financing activities of $69,800 consisted primarily of a final payment for land purchased in June 1992.

     During 1996, the Company's cash and cash equivalents decreased from $6.2 million at December 31, 1995 to $6.1 million at December 31, 1996. Net cash provided by operating activities of $1.7 million consisted primarily of net income of $1.0 million and decreases in deferred income taxes, accounts receivable and inventory of $715.000, and an increase in accrued liabilities of $15,200, offset by increases in contracts in progress with earned revenue exceeding related progress billings, prepaid expenses and other assets of $517,900 and decreases in accounts payable and deferred maintenance revenue of $351,000. Net cash used in investing activities of $1.8 million consisted primarily of $1.1 million of capital expenditures, $216,300 of notes receivable and $492,500 of software development costs.

     As of December 31, 1996, the Company had $9.5 million in working capital. The Company's principal sources of liquidity areits cash and cash equivalents, and cash generated from operating activities, if any. The Company believes that it has sufficient cash to meet its requirements for at least the next 12 months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the third sentence under the caption "New Product Development," the last sentence under the caption "Properties," the third sentence under the caption "Revenue," the last sentence under the caption "Research and development," the last sentence under the caption "Income tax/benefit" and the last sentence of the fourth paragraph under the caption "Financial Condition, Liquidity and Capital Resources" are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

     OEM AND DEALER RELATIONSHIPS. Sales through OEMs have historically accounted for a significant portion of the Company's revenue. While the Company believes its success in penetrating markets for its Video Imaging Products and CCTVware-TM- products depends in part on its ability to maintain its OEM relationships and to cultivate additional, similar relationships, the Company is also seeking to expand its domestic dealer network. There can be no assurance that the Company will be successful in cultivating additional OEM relationships or that it will be successful in expanding its dealer network. Further, there can be no assurance that OEMs, most of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company. One of the Company's previous OEMs has elected to produce its own imaging products and may compete with the Company in the future. The loss of any further OEM relationships could have a negative impact on the Company's revenue stream.

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

     DEPENDENCE ON A MAJOR CUSTOMER. Aramco and the Aramco Contract accounted for 56% of the Company's revenue in 1996. The Company has completed substantially all of its obligations under the Aramco Contract and other sales associated with Aramco and currently has no reason to believe that it will not collect the remaining payments to be made thereunder. However, there can be no assurance that events or conditions may not occur which could threaten the Company's ability to collect all amounts owed thereunder. In addition, there can be no assurance that any further new business will arise from this customer, and unless the Company can develop new business to replace the loss of Aramco as a customer, revenue may decline sharply. If such events or conditions occur, the Company's operating results and financial condition would be materially adversely affected.

     COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. Moreover, while the Company believes that the price/performance characteristics of its products are currently competitive, increased competition from low-cost, low-functionality identification systems have created, and will continue to create, pricing pressures which could materially and adversely affect the Company's business, operating results and financial condition.

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

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company soon expects to release several products based on its CCTVware-TM- technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, its new CCTVware-TM- products or any other fully functional product enhancements or new products that respond to the technological advances by others. There also can be no assurance that the Company's new CCTVware-TM- or other new products will be accepted by customers.

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, conclusion of the Aramco Contract may lead to a sharp decrease in the Company's revenues unless new business generated. Additionally, Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Further, the effect of software amortization related to the Company's capitalized software development costs at December 31, 1996 on the cost of products sold is expected to increase from $232,000 in 1996 to approximately $291,000 in 1997. The Company will continue to capitalize software development costs that will be amortized in future periods. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     LEGAL PROCEEDINGS. The Company is currently involved in litigation with the Company's former Vice President of Marketing and Sales, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994 alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. The parties have agreed to binding arbitration which is scheduled to begin on April 28, 1997. Although the Company believes that this individual's claims are without merit, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

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

     CAPITAL REQUIREMENTS. The Company believes that it has sufficient cash and cash equivalents to meet its requirements for at least the 12 twelve months. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that it may require additional cash in its operating and investing activities, and accordingly, the Company may require additional capital resources. There can be no assurance that such capital resources will be available to the Company on favorable terms, if at all.

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

ITEM 7.   FINANCIAL STATEMENTS

     Information called for by this item is set forth in the Company's Financial Statements contained in this report and is incorporated herein by this reference. Specific financial statements can be found at the pages listed in the following index.

                                                                 Page No.
                                                                 --------
     Independent Auditors' Report                                  F-2
     Consolidated Balance Sheet at December 31, 1996               F-3
     Consolidated Statements of Operations for the years ended
        December 31, 1996 and 1995                                 F-4
     Consolidated Statements of Stockholders Equity
        for the years ended December 31, 1996 and 1995             F-5
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1996 and 1995                                 F-6
     Notes to Consolidated Financial Statements                    F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference to the information contained in the sections captioned "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" in the registrant's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the Securities Exchange Commission (the "Commission"). Additional information is as follows:


     NAME                     AGE  POSITION WITH THE COMPANY
     ----                     ---  -------------------------
     M. Dean Gilliam........  44   President, Chief Executive Officer and
                                   Director
     Jonathan C. Lupia......  45   Chief Financial Officer and Secretary
     Peter A. Jankowski.....  34   Chief Technical Officer
     Timothy S. Whitehead...  43   Vice President, Special Projects
     F. James Price.........  59   Vice President, Operations

     Officers are appointed by and serve at the discretion of the Board of Directors. The Company has no employment agreements with any of its officers.

     M. Dean Gilliam joined the Company's predecessor corporation in September 1992 as Director, Chief Operating Officer, Chief Financial Officer, and Secretary. Mr. Gilliam assumed the additional position of President, Chief Executive Officer and Treasurer in June 1993 and relinquished the positions of Chief Financial Officer and Secretary when Mr. Lupia assumed these positions in April 1994. Prior to joining the Company, from September 1982 to September 1992, Mr. Gilliam served as Chief Financial Officer and Secretary of DH Technology, Inc., a publicly-owned company headquartered in San Diego, California, which is engaged in the design and manufacture of dot matrix print heads and specialty printers.

     Jonathan C. Lupia joined the Company in February 1994 and assumed the positions of Chief Financial Officer and Secretary in April 1994. From June 1989 to February 1994, Mr. Lupia served as Vice President of Finance and Administration at Swearingen Aircraft, Inc., a company engaged in the design, development and manufacture of aircraft.

     Peter A. Jankowski co-founded the Company's predecessor corporation in August 1987 and served as Vice President, Research and Development from the Company's inception to October 1992 when he was appointed Chief Technical Officer. Mr. Jankowski began his career in August 1984 as a systems analyst for Quadrex Computer Systems, Inc., a manufacturer of control systems for nuclear and petroleum power plants. Mr. Jankowski performed design and systems analysis on nuclear and petroleum power plants, created and managed a telemarketing operation and assisted with marketing and project management decisions. Mr. Jankowski is the son of Edward Jankowski, the Chairman of the Board of Directors and co-founder of the Company.

     Timothy S. Whitehead joined the Company's predecessor corporation in September 1990 as Vice President, Operations and was appointed Vice President, Quality in January 1995 and Vice President, Special Projects in October 1995. From June 1987 to September 1990, Mr. Whitehead was Manufacturing Manager for Electronic Resources, Inc., a subsidiary of Whittaker Corporation, a manufacturer of industrial monitoring devices.

     F. James Price joined the Company in October 1994 as Manager, Production Operations and was appointed Vice President, Operations in January 1995. From 1979 to 1994, Mr. Price worked for various companies involved in real estate development, oil production, finance and computer assembly as either Chief Executive Officer or Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "EXECUTIVE COMPENSATION" in the registrant's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the registrant's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "CERTAIN TRANSACTIONS WITH MANAGEMENT" in the registrant's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the Commission.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          3.1 (1)   Articles of Incorporation or Registrant, as amended to date.
          3.3 (1)   Bylaws of Registrant, as amended to date.
          4.1 (2)   Specimen Common Stock Certificate of Registrant.
          4.2 (2)   Warrant dated September 1, 1994 issued to Commonwealth
                    Associates.
          4.3 (2)   Settlement Agreement dated August 1993 among Registrant and
                    Commonwealth Growth Fund, Philip L. Fischer, Laura Gordon
                    Fisher, Identification Systems International, Inc. and James
                    Marx, including forms of warrants issued by Registrant in
                    connection therewith.
          10.2 (2)  Series A Preferred Stock Purchase Agreement dated December
                    31, 1992 among Registrant and certain investors.
          10.3 (2)  OEM Agreement dated March 8, 1993 between Registrant and ADT
                    Security Systems, Inc.
          10.4 (2)  Agreement dated December 1, 1993 between Registrant and
                    Diebold Incorporated.
          10.5 (2)  Distributor Agreement dated April 12, 1994 between
                    Registrant and Polaroid Corporation.
          10.7 (2)  1992 Stock Option Plan of Registrant.
          10.10 (3) 1995 Directors Option Plan
          10.11 (4) Contract for Process Computer Systems dated October 16, 1995 between registrant and Aramco Services Company.
     ---------------------------------------------------------------------------

     (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1994.
     (2) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed on June 9, 1994, as amended.
     (3) Incorporated by reference to Registrant's definitive Proxy Materials filed with the Commission on April 22, 1995.
     (4) Incorporated by reference to the revised exhibit filed (in paper format under cover of Form SE) with the Commission on January 9, 1997.


     (b)  Reports on Form 8-K

          None

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LORONIX INFORMATION SYSTEMS, INC.

                                    By:  /s/ Jonathan C. Lupia
                                       --------------------------------------
                                       Jonathan C. Lupia
                                       Chief Financial Officer,
                                       Chief Accounting Officer and Secretary

Date:  March 17, 1997

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints M. Dean Gilliam and Jonathan C. Lupia, jointly and severally, his or her respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ M. Dean Gilliam                              Date:  March 17, 1997
------------------------------------------------
     M. Dean Gilliam, President and Chief
        Executive Officer

By:  /s/ Jonathan C. Lupia                            Date:  March 17, 1997
------------------------------------------------
     Jonathan C. Lupia, Chief Financial Officer,
     Chief Accounting Officer and
     Secretary

By:  /s/ Edward Jankowski                             Date:  March 17, 1997
------------------------------------------------
     Edward Jankowski, Chairman of the Board

By:  /s/ George M. Duffy                              Date:  March 17, 1997
------------------------------------------------
     George M. Duffy, Director

By:  /s/ Rodney Wilger                                Date:  March 17, 1997
------------------------------------------------
     C. Rodney Wilger, Director

By:  /s/ Donald W. Stevens                            Date:  March 17, 1997
------------------------------------------------
     Donald W. Stevens, Director

                            INDEX TO FINANCIAL STATEMENTS



                                                                  Page No.
                                                                  --------
      Independent Auditors' Report                                   F-2

      Consolidated Balance Sheet at December 31, 1996                F-3

      Consolidated Statements of Operations for the years ended
         December 31, 1996 and 1995                                  F-4

      Consolidated Statements of Stockholders Equity for
         the years ended December 31, 1996 and 1995                  F-5

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1996 and 1995                                  F-6

      Notes to Consolidated Financial Statements                     F-8

                           INDEPENDENT AUDITORS' REPORT


Board of Directors
Loronix Information Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Loronix Information Systems, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loronix Information Systems, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



San Diego, California
January 31, 1997

                  LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                              DECEMBER 31, 1996

                                    ASSETS
Current assets:
  Cash and cash equivalents                                       $  6,126,484
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $120,606        1,447,136
    Officers and employees                                             149,731
  Contract in progress with earned revenue
   exceeding related progress billings (note 3)                      1,292,483
  Inventory                                                            992,958
  Prepaid expenses and other assets                                    236,744
  Notes receivable, related parties (note 5)                            54,078
  Deferred income taxes (note 6)                                        10,600
                                                                   -----------
      Total current assets                                          10,310,214

Property and equipment, net (note 4)                                 3,385,421
Capitalized software costs, net of accumulated amortization
 of $560,994                                                           658,806
Notes receivable, related parties (note 5)                             162,234
Deposits and other assets                                               33,194
Goodwill, net of accumulated amortization of $48,968                     8,476
                                                                   -----------
      Total assets                                                 $14,558,345
                                                                   -----------
                                                                   -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   628,759
  Accrued commissions payable                                           50,000
  Accrued liabilities                                                   96,831
  Accrued taxes                                                         55,823
                                                                   -----------
      Total current liabilities                                        831,413

Deferred maintenance revenue                                            14,943
                                                                   -----------
      Total liabilities                                                846,356
                                                                   -----------
Stockholders' equity (note 7):
  Preferred stock, $.001 par value, authorized 2,000,000 shares,
   no shares issued and outstanding                                         --
  Common stock, $.001 par value, authorized 20,000,000 shares,
   issued and outstanding 4,661,936 shares                               4,662
  Additional paid-in capital                                        15,259,432
  Notes receivable from stockholders                                  (214,981)
  Accumulated deficit                                               (1,337,124)
                                                                   -----------
      Total stockholders' equity                                    13,711,989
                                                                   -----------
Commitments and contingencies (notes 8 and 10)

      Total liabilities and stockholders' equity                   $14,558,345
                                                                   -----------
                                                                   -----------

See accompanying notes to consolidated financial statements.

                  LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                    1996                1995
                                                 -----------         ----------
Systems, supplies and maintenance revenue        $ 5,769,459          5,947,883
Contract revenue                                   5,146,912            890,462
                                                 -----------         ----------
    Total revenue                                 10,916,371          6,838,345
                                                 -----------         ----------
Cost and expenses:
  Cost of systems, supplies and maintenance        2,713,906          2,932,111
  Cost of contract                                 2,243,468            491,021
  Operations and customer support                  1,003,017            911,824
  Selling, general and administrative              3,080,872          3,066,787
  Research and development                           980,971            855,075
                                                 -----------         ----------
    Total cost and expenses                       10,022,234          8,256,818
                                                 -----------         ----------
    Income (loss) from operations                    894,137         (1,418,473)
                                                 -----------         ----------
Other income (expense):
  Interest income, net                               299,473            445,805
  Other income (expense)                              (1,551)            13,027
                                                 -----------         ----------
                                                     297,922            458,832
                                                 -----------         ----------
    Income (loss) before income taxes              1,192,059           (959,641)

Income tax benefit (expense)                        (160,868)           106,000
                                                 -----------         ----------
    Net income (loss)                            $ 1,031,191           (853,641)
                                                 -----------         ----------
                                                 -----------         ----------
    Net income (loss) per share                  $       .22               (.18)
                                                 -----------         ----------
                                                 -----------         ----------
Weighted average shares outstanding                4,726,782          4,670,385
                                                 -----------         ----------
                                                 -----------         ----------

See accompanying notes to consolidated financial statements.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                   Years ended December 31, 1996 and 1995

                                               COMMON STOCK,                         NOTES
                                              $.001 PAR VALUE        ADDITIONAL    RECEIVABLE                     TOTAL
                                            --------------------       PAID-IN        FROM       ACCUMULATED   STOCKHOLDERS
                                              SHARES      AMOUNT       CAPITAL    STOCKHOLDERS     DEFICIT       EQUITY
                                            ---------     ------     ----------   ------------   -----------   ------------
Balances at December 31, 1994               4,670,936     $4,671     15,304,630     (258,856)    (1,514,674)    13,535,771
Retirement of common stock and notes
 receivable from stockholder                   (3,000)        (3)       (14,622)      14,625             --             --
Additional offering costs related to
 initial public offering                           --         --         (1,332)          --             --         (1,332)
Net loss                                           --         --             --           --       (853,641)      (853,641)
                                            ---------     ------     ----------     --------     ----------     ----------

Balances at December 31, 1995               4,667,936      4,668     15,288,676     (244,231)    (2,368,315)    12,680,798

Retirement of common stock and notes
 receivable from stockholder                   (6,000)        (6)       (29,244)      29,250             --             --
Net income                                         --         --             --           --      1,031,191      1,031,191
                                            ---------     ------     ----------     --------     ----------     ----------

Balances at December 31, 1996               4,661,936     $4,662     15,259,432     (214,981)    (1,337,124)    13,711,989
                                            ---------     ------     ----------     --------     ----------     ----------
                                            ---------     ------     ----------     --------     ----------     ----------



See accompanying notes to consolidated financial statements.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                    Years ended December 31, 1996 and 1995

                                                                1996           1995
                                                            -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                         $ 1,031,191       (853,641)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                               816,709        481,959
    Provision for deferred income taxes                         143,400       (106,000)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                      423,874        437,973
      Increase in contract in progress with earned
       revenue exceeding related progress billings             (402,021)      (890,462)
      Decrease (increase) in inventory                          147,797       (307,068)
      Decrease (increase) in prepaid expenses
       and other assets                                        (115,913)        88,447
      Increase (decrease) in accounts payable                  (326,770)       470,604
      Increase in accrued commissions payable,
       accrued liabilities and accrued taxes                     15,217         88,141
      Decrease in customer deposits                                  --         (3,445)
      Increase (decrease) in deferred maintenance revenue       (24,194)         1,723
                                                            -----------     ----------

        Net cash provided by (used in) operating activities   1,709,290       (591,769)
                                                            -----------     ----------

Cash flows from investing activities:
  Maturities of securities available-for-sale                        --      2,500,000
  Capital expenditures                                       (1,084,940)    (1,800,217)
  Increase in notes receivable                                 (216,312)            --
  (Increase) decrease in deposits                                (5,825)         7,373
  Capitalized software costs                                   (492,499)      (216,800)
                                                            -----------     ----------

        Net cash provided by (used in) investing activities  (1,799,576)       490,356
                                                            -----------     ----------

Cash flows from financing activities:
  Payments on notes payable                                          --        (68,429)
  Additional offering costs related to initial
   public offering                                                   --         (1,332)
                                                            -----------     ----------

        Net cash used in financing activities                        --        (69,761)
                                                            -----------     ----------

Net decrease in cash and cash equivalents                       (90,286)      (171,174)

Cash and cash equivalents, beginning of year                  6,216,770      6,387,944
                                                            -----------     ----------

Cash and cash equivalents, end of year                      $ 6,126,484      6,216,770
                                                            -----------     ----------
                                                            -----------     ----------

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Years ended December 31, 1996 and 1995


                                                          1996           1995
                                                      -----------     -----------
Supplemental cash flow information:
  Interest paid                                        $      --            75
                                                      -----------     ----------
                                                      -----------     ----------

  Income taxes paid                                    $  54,000            --
                                                      -----------     ----------
                                                      -----------     ----------

Noncash investing and financing activities:
  In 1996, 6,000 shares of common stock were retired in exchange for forgiveness of a stockholder note receivable of $29,250.

  In 1996, the Company transferred inventory valued at $154,374 to property and equipment.

  In 1995, 3,000 shares of common stock were retired in exchange for forgiveness of a stockholder note receivable of $14,625.

  In 1995, the Company transferred inventory valued at $368,239 to property and equipment.




See accompanying notes to consolidated statements.

                      LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   DECEMBER 31, 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

     ORGANIZATION AND BUSINESS

     Loronix Information Systems, Inc. (the Company) was incorporated in October 1992, under the laws of the state of Nevada. The Company was formed in connection with the reincorporation from Colorado to Nevada of GPC, Inc. dba Loronix and Loronix Information Systems, Inc. in October 1992, in which GPC, Inc. merged into the Company. The Company designs, markets and sells a family of digital identification and surveillance video image management systems based on the Company's proprietary software.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue from sales of systems and supplies are generally recorded upon shipment. A portion of this revenue may be deferred if significant obligations are to be fulfilled in the future, in which case such revenue is recognized when all obligations have been fulfilled. Maintenance revenue is recognized ratably over the term of the contracts, typically one year.

     Long-term contract revenue is recognized using the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total costs after giving effect to the most recent management estimate of total cost and reflects the original contract price adjusted for agreed-upon change order revenue, if any. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Losses expected to be incurred on jobs in process are charged to income as soon as such losses are known. Costs and estimated earnings in excess of billings on uncompleted contract are reported as "Contract in progress with earned revenue exceeding related progress billings" in the accompanying consolidated balance sheet.

     CASH EQUIVALENTS

     Cash equivalents consist primarily of money market funds and other highly-rated short-term investments. For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

     INVENTORY

     Inventory consists primarily of finished goods and is stated at the lower of cost, determined using standard costs which approximate the first-in, first-out (FIFO) method, or market value.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years.

     CAPITALIZED SOFTWARE COSTS

     The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis using the straight-line method over a three-year useful life. Amortization expense for the years ended December 31, 1996 and 1995 was $231,597 and $197,000, respectively.

     GOODWILL

     Goodwill is being amortized using the straight-line method over 10 years. The Company assesses the recoverability of goodwill by determining whether the carrying value can be recovered by projected undiscounted future cash flows. Amortization of goodwill for each of the years ended December 31, 1996 and 1995 was $5,769.

     RESEARCH AND DEVELOPMENT EXPENSES

     Expenditures for research and development costs are expensed in the year incurred. In 1996 and 1995, the Company recorded expenses, net of capitalized software costs, of $980,971 and $855,100, respectively.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants unless the effect of common stock equivalents is anti-dilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that fair values be disclosed for most of the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, contract in progress with earned revenue exceeding related progress billings, accounts payable, accrued commissions payable, accrued liabilities and accrued taxes are considered to be representative of their respective fair values because of the short maturity of these instruments. For the notes receivable, related parties, and notes receivable from stockholders a reasonable estimate of fair value is not practicable due to the inherent difficulty of evaluating the related party relationship and timing of payments.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     RECLASSIFICATIONS

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

(2)  BUSINESS CONCENTRATION

     For the years ended December 31, 1996 and 1995, sales to one and two customers, accounted for 54% and 23%, respectively, of total revenue. Outstanding receivables from these same customers accounted for .1% and 12% of trade accounts receivable at December 31, 1996 and 1995, respectively, and 100% of contract in progress with earned revenue exceeding related progress billings as of December 31, 1996 and 1995.

(3)  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACT

     Costs and estimated earnings on uncompleted contract at December 31, 1996 are as follows:

       Costs incurred on uncompleted contract                     $ 2,734,489
       Estimated earnings                                           3,302,885
                                                                  -----------
                                                                    6,037,374
       Less billed to date                                         (4,744,891)
                                                                  -----------
                                                                  $ 1,292,483
                                                                  -----------
                                                                  -----------
       Included in the accompanying balance sheet under the
        following caption - contract in progress with earned
        revenue exceeding related progress billings               $ 1,292,483
                                                                  -----------
                                                                  -----------

(4)  PROPERTY AND EQUIPMENT-

     Property and equipment consists of the following as of December 31, 1996:

       Land                                                     $   225,590
       Building                                                   1,212,520
       Machinery and equipment and third-party software           2,620,853
       Office equipment and furniture                               285,941
       Automobiles                                                   26,369
                                                                -----------
                                                                  4,371,273

       Less accumulated depreciation and amortization              (985,852)
                                                                -----------
         Total                                                  $ 3,385,421
                                                                -----------
                                                                -----------

(5)  NOTES RECEIVABLE, RELATED PARTIES

     In November and December 1996, the Company granted to various officers, directors and an executive, advances for the purchase of automobiles in exchange for promissory notes in the amount of $216,312. In addition, the Company has outstanding receivables of $149,731 at December 31, 1996, from various officers, directors and employees for general advances and loans.

(6)  INCOME TAXES
     The current year income tax expense (benefit) consists of the following at December 31, 1996 and 1995:

                                                     1996       1995
                                                 ---------    --------
          Current:
            Federal                              $  17,468          --
            State                                       --          --
                                                 ---------    --------
                                                    17,468          --
                                                 ---------    --------
          Deferred:
            Federal                                125,348     (90,000)
            State                                   18,052     (16,000)
                                                 ---------    --------
                                                   143,400    (106,000)
                                                 ---------    --------
                                                 $ 160,868    (106,000)
                                                 ---------    --------
                                                 ---------    --------

     Income tax expense (benefit) for the years ended December 31, 1996 and 1995 differs from the amount computed by applying the federal statutory rate of 34% as follows:
                                                    1996        1995
                                                 ---------    --------
          Computed at federal statutory rate     $ 405,300    (290,000)
          Change in the valuation allowance       (305,000)    152,000
          Nondeductible expenses                    47,124      19,000
          State tax                                 11,914          --
          Other, net                                 1,530      13,000
                                                 ---------    --------
                                                 $ 160,868    (106,000)
                                                 ---------    --------
                                                 ---------    --------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 are as follows:

     Deferred tax assets:
       Net operating loss carryforwards                       $ 53,601
       Research and experimentation credits                    194,753
       Minimum tax credits                                      34,312
       Accounts receivable principally due to the
        allowance for doubtful accounts                         45,133
       Inventory due to the allowance for obsolescence          33,272
                                                              --------
         Total gross deferred tax assets                       361,071
                                                              --------
     Deferred tax liabilities:
       Property and equipment due to differences in
        depreciation of equipment                              107,984
       Software development costs, deductible in earlier
        years for tax purposes                                 242,487
                                                              --------
         Total deferred tax liabilities                        350,471
                                                              --------
         Net deferred income taxes                            $ 10,600
                                                              --------
                                                              --------

     In 1996, the Company recognized a decrease in the valuation allowance of $305,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has net operating loss carryforwards for federal tax reporting purposes which amounted to approximately $121,920 as of December 31, 1996 which begin to expire in 2008. Additionally, the Company has research and development credits for federal tax reporting purposes amounting to $194,753 which begin to expire in 2008.

(7)  STOCKHOLDERS' EQUITY

     WARRANTS

     COMMON STOCK

     During 1993 and 1994, the Company issued warrants to purchase shares of common stock. At December 31, 1996, there were 314,110 warrants outstanding at exercise prices ranging from $4.88 per share to $8.40 per share. Warrants are exercisable from the date of grant and expire over the next three years as follows: 44,000 on June 28, 1997; 30,110 on December 31, 1997; and 240,000 on August 24, 1999.

     The Company determined that the relative fair market value of the common stock warrants at issuance was immaterial; accordingly, no value was assigned to such warrants.

     STOCK OPTION PLAN

     In 1992, the Company established a Stock Option Plan (the Plan) for employees and consultants. Options granted under the Plan may be incentive stock options (ISOs) or nonstatutory stock options (NSOs). The Plan was amended in 1996 and the maximum number of shares of common stock which may be optioned and sold under the Plan is 1,050,000. Options have a term of up to ten years, and generally become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant.

     In 1995, the Company adopted a Non-Employee Directors Stock Option Plan (Directors Plan). A total of 100,000 shares of common stock are reserved for issuance to individuals who serve as non-employee members of the Board of Directors. Options under the Directors Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over four years.

     ISO and NSO option activity from 1994 through 1996 is as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    --------     --------------
        ISO options:
          Outstanding at December 31, 1994           178,694        $  4.33
          Granted                                    212,600           3.40
          Canceled                                   (57,000)          4.09
                                                    --------        -------
          Outstanding at December 31, 1995           334,294           3.78
          Granted                                    160,000           2.88
          Canceled                                   (41,525)          3.83
                                                    --------        -------
          Outstanding at December 31, 1996           452,769        $  3.46
                                                    --------        -------
                                                    --------        -------
          Exercisable at December 31, 1995           110,469        $  3.94
                                                    --------        -------
                                                    --------        -------
          Exercisable at December 31, 1996           162,894        $  3.91
                                                    --------        -------
                                                    --------        -------
        NSO options:
          Outstanding at December 31, 1994           364,004        $  4.22
          Granted                                     35,000           3.06
          Canceled                                   (37,000)          4.83
                                                    --------        -------
          Outstanding at December 31, 1995           362,004           4.04
          Granted                                     75,000           3.83
          Canceled                                        --             --
                                                    --------        -------
          Outstanding at December 31, 1996           437,004        $  4.01
                                                    --------        -------
                                                    --------        -------
          Exercisable at December 31, 1995           268,004        $  3.92
                                                    --------        -------
                                                    --------        -------
          Exercisable at December 31, 1996           307,254        $  3.99
                                                    --------        -------
                                                    --------        -------

     As of December 31, 1996, the range of exercise prices and weighted-average remaining contractual lives of ISO and NSO options outstanding was $2.13 - $6.00 and 7.9 years, and $3.06 - $5.10 and 6.4 years, respectively.

     The Company applies APB Opinion No. 25 in accounting for its option plan, and accordingly, no compensation cost has been recognized for stock options in the financial statements. If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced (increased) to the pro forma amounts as follows:

                                            1996                   1995
                                  ----------------------  ----------------------
                                  AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA
                                  -----------  ---------  -----------  ---------
     Net income (loss)             $1,031,191   824,000    (853,641)   (967,000)

     Net income (loss) per share   $     0.22      0.17       (0.18)      (0.21)

     Pro forma net income (loss) reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The per share weighted-average fair value of ISO and NSO stock options granted during 1996 and 1995 at an exercise price equal to the fair market value on the date of grant was $1.84 and $1.92, respectively, on the date of grant using the Black-Scholes option-pricing model.
     The following weighted-average assumptions were used for 1996 and 1995 grants: expected dividend yield of 0%, risk-free interest rate of 6.0%, expected life of 4 years, and expected volatility of 70.19%.

     The Company notes that the effect of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years.

(8)  LEASES

     The Company leased various facilities, automobiles and certain equipment under noncancelable operating leases expiring at various dates through September 2002. It is expected that leases expiring will be renewed in the ordinary course of business.

     At December 31, 1996, future minimum lease payments under noncancelable operating leases are as follows:

     YEARS ENDING DECEMBER 31,
     -------------------------
               1997                                          $ 65,728
               1998                                            60,873
               1999                                            21,032
                                                             --------
                                                             $147,633
                                                             --------
                                                             --------

     Rental expense under operating leases for the years ended December 31, 1996 and 1995 was approximately $80,000 and $68,000, respectively.

(9)  RETIREMENT PLAN

     The Company sponsors a 401(k) Retirement Plan which is available to substantially all employees after three months of service. Employees may contribute from 1% to 15% of their wages subject to limits stated in the Internal Revenue Code. The Company may make discretionary contributions to the plan, which vest immediately. There were no discretionary contributions for the years ended December 31, 1996 and 1995.

(10) CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     In July 1994, Robert Demson, the Company's former Vice President of Marketing and Sales, filed a lawsuit against the Company alleging breach of contract and fraud. Mr. Demson, who terminated his employment with the Company in May 1995, alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value; and that he was wrongfully deprived of certain sales commissions. The Company believes that Mr. Demson's claims are without merit, and is defending this action vigorously. The case is scheduled for arbitration on April 28, 1997. The Company has not recorded a provision for loss pertaining to this matter because an estimate of the possible loss or range of possible loss, if any, cannot be made at this time.

     In July 1995, the Company entered into an agreement with the State of Colorado whereby the State would provide certain infrastructure improvements on behalf of the Company in return for commitments from the Company to (i) create a certain number of jobs for low to moderate income families within two years; and (ii) retain its headquarters in La Plata county for a minimum of five years. In the event the Company ceases full-time operations or breaches its agreement it could be liable for liquidated damages. Such damages would not exceed $150,418, the amount actually awarded.

     Outstanding letters of credit, principally related to improvements to the airport facility land and automobile leases, amounted to approximately $100,000 at December 31, 1996. Letters of credit are collateralized by a combination of certificates of deposit and cash.

(11) SUBSEQUENT EVENT

     On January 13, 1997, the Company announced the declaration of a dividend distribution to occur on March 14, 1997 of one preferred share purchase right for each outstanding share of the Company's common stock. Each right entitles stockholders of record on March 14, 1997 to buy one share of the Company's Series A participating preferred stock at an exercise price of $22.00. The rights will become exercisable following the tenth day after the announcement of acquisition of, or tender offer resulting in, ownership of 15% or more of the Company's common stock. Prior to the tenth day following the announcement, the Company is entitled to redeem the rights at $0.01 per right. The rights are designed to assure that Loronix stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other tactics to gain control of Loronix without paying all stockholders the fair value of their shares. The rights will expire on March 14, 2007.