Form 10QSB
period 1997-03-31
LORONIX INFORMATION SYSTEMS INC
filed 1997-05-08
CIK 925538

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


(MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

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

    AS OF MAY 6, 1997, THERE WERE 4,661,936 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                          LORONIX INFORMATION SYSTEMS, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------

         ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEET                   1
                  AS OF MARCH 31, 1997

                 CONDENSED CONSOLIDATED STATEMENTS                      3
                  OF OPERATIONS FOR THE THREE MONTHS ENDED
                  MARCH 31, 1997 AND 1996

                 CONDENSED CONSOLIDATED STATEMENTS OF                   4
                  CASH FLOWS FOR THE THREE MONTHS ENDED
                  MARCH 31, 1997 AND 1996

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL              5
                  STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                6
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       10


SIGNATURES                                                              11

                            PART I - FINANCIAL INFORMATION

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                        ASSETS

                                                                      MARCH 31,
                                                                        1997
                                                                    -----------
                                                                    (UNAUDITED)

Current assets:
     Cash and cash equivalents                                      $3,935,234
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of $120,606                                               1,925,775
        Officers and employees                                         164,580
     Contracts in progress with earned revenue
           exceeding related progress billings                       1,292,483
     Inventory, net                                                  1,679,035
     Prepaid expenses and other assets                                 377,598
     Notes receivable, related parties                                  41,396
     Deferred income taxes                                             222,194
                                                                   -----------

            Total current assets                                     9,638,295

     Property and equipment, net of accumulated
          depreciation of $1,152,890                                 3,736,571
     Capitalized software costs, net of accumulated
          amortization of $615,627                                     720,173
     Notes receivable, related parties                                 162,234
     Deposits and other assets                                          33,458
     Goodwill, net of accumulated amortization
          of $50,410                                                     7,034
                                                                   -----------

             Total assets                                          $14,297,765
                                                                   -----------
                                                                   -----------


                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  MARCH 31,
                                                                    1997
                                                                 -----------
                                                                 (UNAUDITED)

Current liabilities:
     Accounts payable                                           $   964,645
     Accrued commission payable                                      11,125
     Accrued taxes                                                   33,963
     Accrued liabilities                                             94,345
                                                                -----------

          Total current liabilities                               1,104,078

     Deferred maintenance revenue                                    12,171
                                                                -----------
           Total liabilities                                      1,116,249
                                                                -----------

Stockholders' equity:
   Preferred stock, $.001 par value,
     authorized 2,000,000 shares, no shares
     issued and outstanding                                               -
   Common stock, $.001 par value, authorized
     20,000,000 shares, issued and outstanding,
     4,661,936 shares                                                 4,662
   Additional paid-in capital                                    15,259,432
   Notes receivable from stockholders                              (214,981)
   Accumulated deficit                                           (1,867,597)
                                                                -----------

          Total stockholders' equity                             13,181,516
                                                                -----------


          Total liabilities and stockholders' equity            $14,297,765
                                                                -----------
                                                                -----------



                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1997          1996
                                                     -------------------------
                                                             (UNAUDITED)

Systems, supplies and maintenance
   revenue                                            $1,673,900    $2,722,011
                                                      ----------    ----------
Operating costs and expenses:
  Cost of products sold                                  808,068     1,344,790
  Operations and customer support                        406,983       244,448
  Selling, general and administrative                    874,152       755,839
  Research and development                               376,632       215,615
                                                      ----------    ----------
       Total cost and expenses                         2,465,835     2,560,692

        (Loss) income from operations                   (791,935)      161,319

Other income (expense):
  Interest income                                         59,567        91,451
  Other expense                                           (9,068)       (1,045)
                                                      ----------    ----------
                                                          50,499        90,406

         (Loss) income before income taxes              (741,436)      251,725

Income (tax) benefit                                     210,962       (75,800)
                                                      ----------    ----------
          Net (loss) income                            ($530,474)     $175,925
                                                      ----------    ----------
                                                      ----------    ----------

(Loss) income per share - primary and
       fully diluted                                      ($0.11)        $0.04
                                                      ----------    ----------
                                                      ----------    ----------

Weighted average shares outstanding                    4,661,936     4,667,936
                                                      ----------    ----------
                                                      ----------    ----------


                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     --------------------------
                                                                         1997          1996
                                                                     -----------    -----------
                                                                     (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
   Net (loss) income                                                $  (530,474)   $   175,925
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                    226,344        205,437
       Loss on disposal of capital equipment                              5,140
       Increase in deferred income taxes                               (211,594)             -
       Decrease in notes receivable, related parties                     12,682              -
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable, net              (493,488)       327,712
          Increase in contracts in progress with earned revenue
              exceeding related progress billings                             -     (1,528,190)
          (Increase) decrease in inventory, net                        (787,667)       339,962
          (Increase) decrease in prepaid expenses and other assets     (140,854)        22,384
          Increase (decrease) in accounts payable                       335,886       (531,824)
          (Decrease) increase in accrued commissions payable,
               accrued liabilities and accrued taxes                    (63,221)       257,598
          Increase in customer deposits                                       -         71,308
          Decrease in deferred revenue                                   (2,772)        (9,591)
                                                                    -----------    -----------
                Net cash used in operating activities                (1,650,018)      (669,279)
                                                                    -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                                (437,498)      (157,486)
   Proceeds from disposal of capital equipment                           15,000
   (Increase) decrease in deposits                                       (2,734)         1,400
   Capitalized software                                                (116,000)       (60,000)
                                                                    -----------    -----------
                Net cash used in investing activities                  (541,232)      (216,086)
                                                                    -----------    -----------

Net decrease in cash                                                 (2,191,250)      (885,365)
Cash and cash equivalents, beginning of year                          6,126,484      6,216,770
                                                                    -----------    -----------
Cash and cash equivalents, end of March                             $ 3,935,234    $ 5,331,405
                                                                    -----------    -----------
                                                                    -----------    -----------

Noncash investing activities:
  In 1997, the Company transferred inventory valued at $101,590 to property and equipment and expendable supplies.
  In 1996, the Company transferred inventory valued at $18,543 to property and equipment.

                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (MARCH 31, 1997 - UNAUDITED)




NOTE 1:   BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with Loronix Information Systems, Inc.'s Form 10-KSB for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    REVENUE

    The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue decreased from $2.72 million in the first quarter of 1996 to $1.67 million in the first quarter of 1997, including approximately $720,000 of CCTVware related products, representing a 39% decrease. Revenue in the first quarter of 1996 included approximately $1.53 million associated with Aramco Services Company, the U.S. subsidiary of Aramco (a Saudi Arabian multinational corporation), for the sale of security systems in Saudi Arabia (the "Aramco Contract"). As of December 31, 1996, the Company had completed substantially all of its obligations under the Aramco Contract.

    COSTS AND EXPENSES

    COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, decreased from $1,344,800 in the first quarter of 1996 to $808,100 in the first quarter of 1997, and represented 49% and 48% of revenue, respectively.

    OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $244,400, net of expense credits associated with the Aramco Contract, in the first quarter of 1996 to $407,000 in the first quarter of 1997, and represented 9% and 24% of revenue, respectively. Gross expenditures increased from $262,400 in the first quarter of 1996 to $407,000 in the first quarter of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $755,800, net of expense credits associated with the Aramco Contract, in the first quarter of 1996 to $874,200 in the first quarter of 1997, and represented 28% and 52% of revenue, respectively. Gross expenditures increased from $791,100 in the first quarter of 1996 to $874,200 in the first quarter of 1997. The increase in such expenses resulted primarily from increases in compensation, travel and product promotion expenses.

    RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $215,600, net of expense credits associated with the Aramco Contract, in the first quarter of 1996 to $376,600 in the first quarter of 1997, and represented 8%
and 22% of revenue, respectively. Gross expenditures increased from $329,900 in the first quarter of 1996 to $492,600 in the first quarter of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in travel and depreciation.

    INTEREST INCOME. Interest income decreased from $91,500 in the first quarter of 1996 to $59,600 in the first quarter of 1997. This decrease was due to a reduction in cash available for investment.

    INCOME TAX/BENEFIT. Income tax expense for the first quarter of 1996 was estimated at 30% of the pretax earnings. An income tax benefit of $211,000 for the first quarter of 1997 was estimated at 29% of the pretax loss. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and development credits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 1996 and 1997, the Company financed its operations primarily from working capital.

    The Company's principal uses of cash during the three months ended March 31, 1996 and 1997 were to (i) fund operating activities; (ii) acquire property and equipment; and (iii) invest in the development of software.

    During the first three months of 1996, the Company's cash and cash equivalents decreased from $6,216,800 at December 31, 1995 to $5,331,400 at March 31, 1996. Net cash used in operating activities of $669,300 consisted primarily of net income of $175,900 and decreases in accounts receivable and inventory and increases in accrued commissions payable, accrued liabilities and accrued taxes, and customer deposits of $996,600 offset by a decrease in accounts payable of $531,800 and an increase of $1,528,200 in contacts in progress with earned revenue exceeding related progress billings. Net cash used in investing activities of $216,100 consisted primarily of $157,500 of capital expenditures and $60,000 of capitalized software.

    During the first three months of 1997 the Company's cash and cash equivalents decreased from $6,126,500 to $3,935,234 at March 31, 1997. Net cash used in operating activities of $1.7 million consisted primarily of losses of $530,500, increases in deferred income taxes, accounts receivable, inventory, prepaid expenses and other assets and decreases in accrued commissions payable, accrued liabilities and accrued taxes of $1.7 million offset by depreciation and amortization and an increase in accounts payable of $562,200. During the first three months of 1997 the Company's inventory levels increased $787,100. This increase resulted primarily from the procurement of certain CCTVware-TM-materials for the assembly of the Company's CCTVware-TM- Transit and Solo products in anticipation of expected demand. Net cash used in investing activities of $609,000 consisted primarily of $503,000 of capital expenditures and $116,000 of capitalized software.

    The Company anticipates capital expenditures for the remainder of 1997 of approximately $500,000. The Company believes it has sufficient working capital to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

    The statements in the third sentence under the caption "Revenue" and the fifth paragraph under the caption "Financial Condition, Liquidity and Capital Resources" are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

    OEM AND DEALER RELATIONSHIPS. Although sales through original equipment manufacturers ("OEMs") have decreased in the past two years, historically OEM sales have accounted for a significant portion of the Company's revenue. While the Company believes its success in penetrating markets for its video imaging products depends in part on its ability to maintain its OEM relationships and to cultivate additional, similar relationships, the Company is also seeking to expand its domestic dealer network for both its video imaging and CCTVware-TM-products. There can be no assurance that the Company will be successful in cultivating additional OEM relationships or that it will be successful in expanding its dealer network. Further, there can be no assurance that OEMs, most of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company. One of the Company's previous OEMs has elected to produce its own imaging products and is compete with the Company in the low-end product segment. The loss of any further OEM relationships could have a negative impact on the Company's revenue stream.

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

    PROPRIETARY RIGHTS. The Company is not aware of any infringement by its products, trademarks or other proprietary rights on the proprietary rights of any third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

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

    DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company recently released several products based on its CCTVware-TM- technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis, each of the products in its new CCTVware-TM- line of products or any other fully functional product enhancements or new products that respond to the technological advances by others. There also can be no assurance that the Company's new CCTVware-TM-or other new products will be accepted by customers.

    VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, the conclusion of the Aramco Contract has led to a sharp decrease in the Company's revenue. Additionally, the Company expected to receive orders for two transit bids which have been delayed until the summer of 1997. There can be no assurances that the Company will receive these orders. Further, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses.

    LEGAL PROCEEDINGS. The Company is currently involved in litigation with the Company's former Vice President of Marketing and Sales, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994 alleges that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. The parties have agreed to binding arbitration which was completed on May 1, 1997. The Company is currently awaiting the ruling of the arbitrator. Although the Company believes that this individual's claims are without merit, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

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

    CAPITAL REQUIREMENTS. The Company believes that it has sufficient cash and working capital to meet its requirements for at least the 12 twelve months. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that it may require additional cash in its operating and investing activities, and accordingly, the Company may require additional capital resources. There can be no assurance that such capital resources will be available to the Company on favorable terms, if at all.

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

PART II.    OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  There are no exhibits.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Loronix Information Systems, Inc.


May 8, 1997                       /s/ Jonathan C. Lupia
-----------                       ----------------------------
      Date                        Jonathan C. Lupia
                                  Chief Financial Officer