Form 10QSB
period 1997-06-30
LORONIX INFORMATION SYSTEMS INC
filed 1997-08-11
CIK 925538

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC. 20549
                                     FORM 10-QSB


(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997, OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ____________ TO____________.



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

    AS OF JULY 17, 1997, THERE WERE 4,663,186 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                          LORONIX INFORMATION SYSTEMS, INC.

                                        INDEX



PART I.    FINANCIAL INFORMATION                                    PAGE NUMBER

           ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE SHEET                   1
                     FOR JUNE 30, 1997

                   CONDENSED CONSOLIDATED STATEMENTS                      3
                     OF OPERATIONS FOR THREE AND SIX MONTHS
                     ENDED JUNE 30, 1997 AND JUNE 30, 1996

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS        4
                     FOR SIX MONTHS ENDED JUNE 30, 1997 AND
                     JUNE 30, 1996

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL              6
                     STATEMENTS

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                7
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

           ITEM 1. LEGAL PROCEEDINGS                                     13

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY           13
                   HOLDERS

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                      14


SIGNATURES                                                               15

                            PART I - FINANCIAL INFORMATION

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                        ASSETS

                                                                     JUNE 30,
                                                                       1997
                                                                    -----------
                                                                    (UNAUDITED)
Current assets:
     Cash and cash equivalents                                      $ 1,827,524
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of $84,851                                                 3,236,641
        Officers and employees                                          170,338
     Contracts in progress with earned revenue
           exceeding related progress billings                        1,379,025
     Inventory, net                                                   1,454,111
     Prepaid expenses and other assets                                  266,699
     Notes receivable, related parties                                   28,714
     Deferred income taxes                                              409,194
                                                                    -----------

            Total current assets                                      8,772,246

     Property and equipment, net of accumulated
          depreciation of $1,329,215                                  3,781,082
     Capitalized software costs, net of accumulated
          amortization of $680,561                                      782,339
     Notes receivable, related parties                                  162,234
     Deposits and other assets                                           30,824
     Goodwill, net of accumulated amortization
          of $51,852                                                      5,592
                                                                    -----------

             Total assets                                           $13,534,317
                                                                    ===========








                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     JUNE 30,
                                                                       1997
                                                                    -----------
                                                                    (UNAUDITED)
Current liabilities:
     Accounts payable                                               $   608,584
     Accrued commission payable                                          11,125
     Accrued taxes                                                       33,837
     Accrued liabilities                                                 97,365
                                                                    -----------

          Total current liabilities                                     750,911

     Deferred maintenance revenue                                        33,877
                                                                    -----------

           Total liabilities                                            784,788
                                                                    -----------

Stockholders' equity:
   Preferred stock, $.001 par value,
     authorized 2,000,000 shares, no shares
     issued and outstanding                                                -
   Common stock, $.001 par value, authorized
     20,000,000 shares, issued and outstanding,
     4,663,186 shares                                                     4,663
   Additional paid-in capital                                        15,263,024
   Notes receivable from stockholders                                  (214,981)
   Accumulated deficit                                               (2,303,177)
                                                                    -----------

          Total stockholders' equity                                 12,749,529
                                                                    -----------

          Total liabilities and stockholders' equity                $13,534,317
                                                                    ===========








                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                           1997        1996        1997        1996
                                        ----------------------  ----------------------
                                              (UNAUDITED)             (UNAUDITED)
Systems, supplies and maintenance
   revenue                              $2,453,514  $2,822,268  $4,127,414  $5,544,279
                                        ----------  ----------  ----------  ----------
Operating costs and expenses:
  Cost of products sold                  1,453,690   1,276,294   2,261,758   2,621,084
  Operations and customer support          406,007     261,559     812,990     506,007
  Selling, general and administrative      910,091     802,710   1,784,241   1,558,549
  Research and development                 328,448     231,363     705,082     446,978
                                        ----------  ----------  ----------  ----------
     Total cost and expenses             3,098,236   2,571,926   5,564,071   5,132,618

      (Loss) income from operations       (644,722)    250,342  (1,436,657)    411,661

Other income (expense):
  Interest income                           36,202      66,083      95,768     157,534
  Other                                    (14,122)        276     (23,189)       (769)
                                        ----------  ----------  ----------  ----------
                                            22,080      66,359      72,579     156,765

      (Loss) income before income taxes   (622,642)    316,701  (1,364,078)    568,426

Income tax benefit (expense)               187,062     (48,213)    398,024    (124,013)
                                        ----------  ----------  ----------  ----------

       Net (loss) income                 ($435,580)   $268,488   ($966,054)   $444,413
                                        ==========  ==========  ==========  ==========

(Loss) income per share - primary and
       fully diluted                        ($0.09)      $0.06      ($0.21)      $0.10
                                        ==========  ==========  ==========  ==========

Weighted average shares outstanding      4,662,279   4,667,936   4,662,108   4,667,936
                                        ==========  ==========  ==========  ==========


                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        1997          1996
                                                                    -------------------------
                                                                    (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
   Net (loss) income                                                $  (966,054)  $   444,413
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
       Depreciation and amortization                                    480,400       393,674
       Loss on disposal of capital equipment                             12,466           -
       Loss on foreign currency exchange rate                             5,118           -
       Increase in deferred income taxes                               (398,594)          -
       Decrease in notes receivable, related parties                     25,364           -
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                       (1,810,112)     (452,984)
          Increase in contracts in progress with earned revenue
              exceeding related progress billings                       (86,542)   (2,303,450)
          (Increase) decrease in inventory, net                        (686,024)      230,267
          (Increase) decrease in prepaid expenses and other assets      (29,955)       13,052
          (Decrease) increase in accounts payable                       (20,175)      515,921
          (Decrease) increase in accrued commissions payable,
               accrued liabilities and accrued taxes                    (60,327)       69,711
          Increase in customer deposits                                     -          24,520
          Increase (decrease) in deferred revenue                        18,934        (6,320)
                                                                    -----------   -----------
                Net cash used in operating activities                (3,515,501)   (1,071,196)
                                                                    -----------   -----------

Cash flows from investing activities:
   Capital expenditures                                                (561,322)     (424,667)
   Proceeds from disposal of capital equipment                           15,000           -
   Decrease (increase) in deposits                                        2,370          (893)
   Capitalized software                                                (243,100)     (149,600)
                                                                    -----------   -----------
                Net cash used in investing activities                  (787,052)     (575,160)
                                                                    -----------   -----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                               3,593           -
                                                                    -----------   -----------
                Net cash used in investing activities                     3,593           -
                                                                    -----------   -----------

Net decrease in cash                                                 (4,298,960)   (1,646,356)
Cash and cash equivalents, beginning of year                          6,126,484     6,216,770
                                                                    -----------   -----------
Cash and cash equivalents, end of June                              $ 1,827,524   $ 4,570,414
                                                                    ===========   ===========



                   See accompanying notes to financial statements.

Non-cash investing activities:
  In 1997, the Company transferred inventory valued at $224,871 to property and equipment.
  In 1996, the Company transferred inventory valued at $12,551 to property and equipment.



                   See accompanying notes to financial statements.

                          LORONIX INFORMATION SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (JUNE 30, 1997 - UNAUDITED)




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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    REVENUE

    The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with system sales accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue decreased 13% from $2.82 million in the second quarter of 1996 to $2.45 million in the second quarter of 1997, which included approximately $1.66 million of CCTVware-Registered Trademark-related product sales. Revenue in the second quarter of 1996 included approximately $1.75 million associated with Aramco Services Company, the U.S. subsidiary of Aramco (a Saudi Arabian multinational corporation), for the sale of security systems in Saudi Arabia (the "Aramco Contract").

    COSTS AND EXPENSES

    COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $1.28 million in the second quarter of 1996 to $1.45 million in the second quarter of 1997, and represented 45% and 59% of revenue, respectively. The increase in the cost of products sold as percentage of revenue is primarily attributed to a shift in the Company's product mix away from identification products and toward CCTVware product sales (which have a cost of product sold as a percentage of revenue of 63%). The Company expects the CCTVware cost of products sold as a percentage of revenue to decrease as the CCTVware technology becomes accepted in the market place and the cost of hardware components decrease.

    OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $261,600 in the second quarter of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $406,000 in the second quarter of 1997, and represented 9% and 17% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $264,700 in the second quarter of 1996 to $406,000 in the second quarter of 1997. The increase in such expenses resulted primarily from compensation-related increases and increases in telecommunications, travel and depreciation.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $802,700 in the second quarter of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $910,100 in the second quarter of 1997, and represented 28% and 37% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $821,000 in the second quarter of 1996 to $910,100 in the second quarter of 1997. The increase in such expenses resulted primarily from compensation-related increases and increases in legal fees, property taxes and depreciation.

    RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $231,400 in the second quarter of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $328,400 in the second quarter of 1997, and represented 8% and 13% of revenue, respectively. Gross expenses, including capitalized software costs and expenses associated with the Aramco Contract, increased from $351,800 in the second quarter of 1996 to $455,600 in the second quarter of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and an increase in depreciation.

    INTEREST INCOME. Interest income decreased from $66,100 in the second quarter of 1996 to $36,200 in the second quarter of 1997. This decrease was due to a reduction in cash available for investment.

    INCOME TAX. Income tax expense of $48,200 for the second quarter of 1996 was estimated to be 15% of pretax earnings. An income tax benefit of $187,100 for the second quarter of 1997 was estimated to be 30% of the pretax loss. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    REVENUE

    Revenue decreased 25% from $5.54 million in the first six months of 1996 to $4.13 million in the first six months of 1997, which included approximately $2.36 million of CCTVware related product sales. Revenue in the first six months of 1996 included approximately $3.3 million associated with the Aramco Contract.

    COSTS AND EXPENSES

    COST OF PRODUCTS SOLD. The cost of products sold decreased from $2.62 million in the first six months of 1996 to $2.26 million in the first six months of 1997, and represented 47% and 55% of revenue, respectively. The increase in the cost of products sold as percentage of revenue is primarily attributed to a shift in the Company's product mix away from identification products and toward CCTVware product sales (which have a cost of product sold as a percentage of revenue of 61%). The company expects the CCTVware cost of products sold as a percentage of revenue to decrease as the CCTVware technology becomes accepted in the market place and the cost of hardware components decreases.

    OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $506,000 in the first six months of 1996, net of expenses associated with the Aramco Contract charged to cost of products sold, to $813,000 in the first six months of 1997, and represented 9% and 20% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $527,100 in the second quarter of 1996 to $813,000 in the second quarter of 1997. The increase in such expenses resulted primarily from compensation-related increases and increases in telecommunications, travel and expendable parts supplies.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $1.56 million in the first six months of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $1.78 million in the first six months of 1997, and represented 28% and 43% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $1.61 million in the first six months of 1996 to $1.78 million in the first six months of 1997. The increase in such expenses resulted primarily from compensation-related increases and increases in legal fees, travel, product promotions and depreciation.

    RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $447,000 in the first six months of 1996, net of expenses associated with the Aramco Contract charged to cost of products sold, to $705,100 in the first six months of 1997, and represented 8% and 17% of revenue, respectively. Gross expenses, including capitalized software costs and expenses associated with the Aramco Contract, increased from $680,600 in the first six months of 1996 to $948,200 in the first six months of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in travel, expendable parts supplies and depreciation.

    INTEREST INCOME. Interest income decreased from $157,500 in the first six months of 1996 to $95,800 in the first six months of 1997. This decrease was due to a reduction of cash available for investment.

    INCOME TAX. Income tax expense of $124,000 for the first six months of 1996 was estimated to be 22% of pretax income. An income tax benefit of $398,000 for the first six months of 1997 was estimated to be 29% of the pretax loss. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credit.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE, effective for fiscal years ending after December 15, 1997. SFAS 128 requires the presentation of basic earnings per share which excludes the dilutive effect of all common stock equivalents. Presentation of diluted earnings per share, which reflects the dilutive effects of all common stock equivalents, will also be reported. The diluted presentation is similar to the current presentation of fully diluted earnings per share, but uses the average market price of the stock during the period. The Company is currently evaluating the impact of implementation of SFAS 128.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1996 and 1997, the Company financed its operations primarily from working capital.

    The Company's principal uses of cash during the six months ended June 30, 1996 and 1997 were to (i) fund operating activities; (ii) acquire property and equipment; and (iii) invest in the development of software.

    During the first six months of 1996, the Company's cash and cash equivalents decreased from $6,216,770 at December 31, 1995 to $4,570,414 at June 30, 1996. Net cash used in operating activities of $1,071,196 consisted primarily of net income of $444,413, a decrease in inventory of $230,267 and increases in accounts payable and accrued liabilities of $585,632, offset by increases in accounts receivable and contracts in progress billings of $2,756,434. Net cash used in investing activities of $575,160 consisted primarily of $424,667 of capital expenditures and $149,600 of software development costs.

    During the first six months of 1997 the Company's cash and cash equivalents decreased from $6,126,484 at December 31, 1996 to $1,827,524 at June 30, 1997.
Net cash used in operating activities of $3,515,501 consisted primarily of net losses of $966,054, increases in deferred income taxes, accounts receivable, contracts in progress billings, inventory and prepaid expenses and other assets of $3,011,227 and a decrease in accrued commissions, liabilities and taxes of $60,327 offset by a decrease in notes receivable of $25,364 and an increase in deferred revenue of $18,934. Net cash used in investing activities of $787,052 consisted primarily of $561,322 of capital expenditures and $243,100 of software development costs.

    The Company anticipates capital expenditures for the remainder of 1997 of approximately $350,000. The Company believes it has sufficient working capital to meet its capital requirements and fund operations for at least the next twelve months. Because of the ramp-up of the CCTVware product line and the long sales cycle related thereto, the Company has negotiated with its bank a $700,000 mortgage on the Company's facility and up to a $2.5 million line of credit based on the Company's accounts receivable.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

    The statements in the third sentence under the caption "Revenue" on page 7, the last sentence under the caption "Cost of Products Sold" on page 7, the last sentence under the caption "Cost of Products Sold" on page 8 and the fifth paragraph under the caption "Financial Liquidity and Capital Resources" on page 10 are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

    OEM AND DEALER RELATIONSHIPS. Historically, sales through original equipment manufacture's ("OEMs") have accounted for a significant portion of the Company's revenue, but during the past two years, sales through OEMs have decreased significantly. While the Company will strive to continue distributing its products through OEMs and will seek to cultivate additional OEM relationships, the Company is also seeking to expand its domestic dealer network. The Company believes its success in penetrating markets for its identification and CCTVware products depends in large part on its ability to maintain these third party distribution relationships and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in cultivating such additional third party relationships. Further, there can be no assurance that these third parties, several of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationship with the Company.

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

    COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. For instance, because the Company's CCTVware products are targeted at emerging and developing markets there can be no assurance that the CCTVware products will be in conformance with emerging market standards or that the CCTVware products will have the features and capabilities accepted by the market-place. Moreover, while the Company believes that the price/performance characteristics of its identification products are currently competitive, increased competition from low-cost, low-functionality identification systems have created, and will continue to create, pricing pressures which could materially and adversely affect the Company's business, operating results and financial condition.

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

    DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company has released several products based on its CCTVware technology. There can be no assurance that the Company will be successful in the marketing of the products in its CCTVware line of products or any other product enhancements or new products that respond to the technological advances by others. There can be no assurance that the Company's new CCTVware products or other new products will be accepted by customers.

    VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for the Company's CCTVware products and certain identification products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, the conclusion of the Aramco Contract has led to a sharp decrease in the Company's revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses.

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

    CAPITAL REQUIREMENTS. The Company believes that it has sufficient cash and working capital to meet its requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that it may require additional cash in its operating and investing activities, and accordingly, the Company may require additional capital resources. Because of the ramp-up of the CCTVware product line and the long sales cycle related thereto, the Company has negotiated with its bank a $700,000 mortgage on the Company's facility and up to a $2.5 million line of credit based on the Company's accounts receivable. There can be no assurance that such capital resources will be available to the Company on favorable terms, if at all.

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

PART II.    OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The Company has completed its litigation with the Company's former Vice President of Marketing and Sales, Mr. Robert Demson, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994 alleged that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. The parties agreed to binding arbitration which was completed on May 1, 1997. The arbitrator ruled in favor of the Company on the claim for stock options and in favor of the individual on the claim for commissions. As a result of the arbitrator's ruling, the Company will pay the individual approximately $18,000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Matters submitted for a vote by security holders at the Company's May 19, 1997 annual meeting of stockholders included:

    (a)  approval of the minutes of the 1996 annual meeting of stockholders;
    (b)  election of directors;
    (c) approval of a 250,000 share increase in the shares issuable under the Company's 1992 Stock Plan; and
    (d) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997.

    The results of the stockholder votes were as follows:

    (a) the minutes of the prior year's annual meeting of stockholders were approved.

                                     Votes        Votes       Votes          Votes
                                      For        Against     Withheld      Abstained
                                    ------       -------     --------      ---------
    (b)  Election of Directors
          Edward Jankowski         3,778,151                 195,600
          M. Dean Gilliam          3,783,151                 190,600
          George M. Duffy          3,783,151                 190,600
          C. Rodney Wilger         3,783,151                 190,600
          Don W. Stevens           3,783,151                 190,600
          Louis E. Colonna         3,783,151                 190,600

    (c)  Increase in shares        1,808,876     402,154                    21,306
          issuable under the
         1992 Stock Plan

    (d)  Appointment of KPMG       3,927,328      41,023                     5,400
         Peat Marwick LLP


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  There are no exhibits

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Loronix Information Systems, Inc.


August 8, 1997                           /s/ Jonathan C. Lupia
--------------                           ------------------------
    Date                                 Jonathan C. Lupia
                                         Chief Financial Officer