Form 10QSB
period 1997-09-30
LORONIX INFORMATION SYSTEMS INC
filed 1997-10-31
CIK 925538

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                                  FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.



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

     AS OF OCTOBER 19, 1997, THERE WERE 4,663,186 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                       LORONIX INFORMATION SYSTEMS, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                    -----------
          ITEM 1. FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEET                     1
                  FOR SEPTEMBER 30, 1997

                  CONDENSED CONSOLIDATED STATEMENTS                        3
                  OF OPERATIONS FOR THREE AND NINE MONTHS
                  ENDED SEPTEMBER 30, 1997 AND 1996

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS          4
                  FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL                6
                  STATEMENTS

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  7
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                        13

          ITEM 5. OTHER INFORMATION                                        14

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURES                                                                 14

                        PART I - FINANCIAL INFORMATION

                       LORONIX INFORMATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                        SEPTEMBER 30,
                                                            1997
                                                        -------------
                                                         (UNAUDITED)

Current assets:
  Cash and cash equivalents                              $ 2,250,065
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $100,142                                          3,080,706
    Officers and employees                                   140,403
  Contracts in progress with earned revenue
    exceeding related progress billings                    1,082,276
  Inventory, net                                           2,000,099
  Prepaid expenses and other assets                          257,209
  Deferred income taxes                                      215,000
                                                         -----------

          Total current assets                             9,025,758

  Property and equipment, net of accumulated
    depreciation of $1,526,329                             3,798,758
  Capitalized software costs, net of accumulated
    amortization of $766,334                                 809,566
  Deposits and other assets                                  136,139
  Goodwill, net of accumulated amortization
    of $53,294                                                 4,150
                                                         -----------
          Total assets                                   $13,774,371
                                                         -----------
                                                         -----------


                See accompanying notes to financial statements.

                       LORONIX INFORMATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,
                                                                1997
                                                            ------------
                                                             (UNAUDITED)
                                                             -----------
Current liabilities:
  Accounts payable                                           $   975,306
  Accrued taxes                                                   43,109
  Accrued liabilities                                            237,431
  Facility mortgage                                               22,516
                                                             -----------
          Total current liabilities                            1,278,362

  Deferred maintenance revenue                                    61,997
  Facility mortgage                                              674,118
                                                             -----------
          Total liabilities                                    2,014,477
                                                             -----------

Stockholders' equity:
  Preferred stock, $.001 par value,
    authorized 2,000,000 shares, no shares
    issued and outstanding                                             -
  Common stock, $.001 par value, authorized
    20,000,000 shares, issued and outstanding,
    4,663,186 shares                                               4,663
  Additional paid-in capital                                  15,263,024
  Notes receivable from stockholders                            (214,981)
  Accumulated deficit                                         (3,292,812)
                                                             -----------
          Total stockholders' equity                          11,759,894
                                                             -----------
          Total liabilities and stockholders' equity         $13,774,371
                                                             -----------
                                                             -----------

                See accompanying notes to financial statements.

                       LORONIX INFORMATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                            1997           1996         1997         1996
                                         ------------------------   ------------------------
                                                (UNAUDITED)                (UNAUDITED)
Systems, supplies and maintenance
  revenue                                $2,027,404    $2,959,933   $ 6,154,818   $8,504,213
                                         ----------    ----------   -----------   ----------
Operating costs and expenses:
  Cost of products sold                   1,064,947     1,323,197     3,326,705    3,944,281
  Operations and customer support           334,532       219,678     1,147,523      725,687
  Selling, general and administrative     1,025,062       784,815     2,809,302    2,343,364
  Research and development                  373,304       235,625     1,078,386      682,603
                                         ----------    ----------   -----------   ----------
      Total cost and expenses             2,797,845     2,563,315     8,361,916    7,695,935

      (Loss) income from operations        (770,441)      396,618    (2,207,098)     808,278

Other income (expense):
  Interest                                   12,279        68,004       102,441      225,538
  Other                                     (18,315)          405       (35,898)        (363)
                                         ----------    ----------   -----------   ----------
                                             (6,036)       68,409        66,543      225,175

      (Loss) income before income taxes    (776,477)      465,027    (2,140,555)   1,033,453

Income tax benefit (expense)               (213,158)      (50,025)      184,866     (174,038)
                                         ----------    ----------   -----------   ----------
      Net (loss) income                  $ (989,635)   $  415,002   $(1,955,689)  $  859,415
                                         ----------    ----------   -----------   ----------
                                         ----------    ----------   -----------   ----------
(Loss) income per share - primary and
  fully diluted                          $    (0.21)   $     0.09   $     (0.42)  $     0.18
                                         ----------    ----------   -----------   ----------
                                         ----------    ----------   -----------   ----------
Weighted average shares outstanding       4,663,186     4,747,390     4,662,467    4,676,642
                                         ----------    ----------   -----------   ----------
                                         ----------    ----------   -----------   ----------

                                See accompanying notes to financial statements.

                       LORONIX INFORMATION SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1997          1996
                                                            -------------------------
                                                            (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
  Net (loss) income                                         $(1,955,689)  $   859,415
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities:
    Depreciation and amortization                               768,391       591,659
    Loss on disposal of capital equipment                        27,466             -
    Loss on foreign currency exchange rate                        5,614             -
    (Increase) decrease in deferred income taxes               (204,400)       54,000
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable, net        (1,624,242)      425,219
      Decrease (increase) in contracts in progress with
        earned revenue exceeding related progress billings      210,207    (1,546,877)
      (Increase) decrease in inventory, net                  (1,341,096)      307,346
      Decrease in prepaid expenses and other assets              33,613        33,254
      Increase (decrease) in accounts payable                   346,547      (286,853)
      Increase in accrued liabilities and accrued taxes          77,886       233,817
      Increase (decrease) in deferred revenue                    47,054       (15,829)
                                                            -----------   -----------
          Net cash used in operating activities              (3,608,649)      655,151
                                                            -----------   -----------
Cash flows from investing activities:
  Capital expenditures                                         (686,186)     (649,155)
  Proceeds from disposal of capital equipment                    15,000             -
  Decrease in deposits and other assets                          59,289      (209,959)
  Capitalized software                                         (356,100)     (245,000)
                                                            -----------   -----------
          Net cash used in investing activities                (967,997)   (1,104,114)
                                                            -----------   -----------
Cash flows from financing activities:
  Proceeds from facility mortgage, net of principal
    repayments                                                  696,634             -
  Proceeds from exercise of stock options                         3,593             -
                                                            -----------   -----------
          Net cash used in investing activities                 700,227             -
                                                            -----------   -----------
Net decrease in cash                                         (3,876,419)     (448,963)
Cash and cash equivalents, beginning of year                  6,126,484     6,216,770
                                                            -----------   -----------
Cash and cash equivalents, end of June                      $ 2,250,065   $ 5,767,807
                                                            -----------   -----------
                                                            -----------   -----------


                See accompanying notes to financial statements.

Noncash investing activities:
    In 1997 the Company transferred inventory valued at $333,955 to property and equipment.
    In 1996 the Company transferred inventory valued at $44,952 to property and equipment.























                See accompanying notes to financial statements.

                       LORONIX INFORMATION SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (SEPTEMBER 30, 1997 - UNAUDITED)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with system sales accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue decreased 32% from $2.96 million in the third quarter of 1996 to $2.03 million in the third quarter of 1997, which included approximately $1.03 million of CCTVware related product sales. Revenue in the third quarter of 1996 included approximately $1.57 million associated with Aramco Services Company, the U.S. subsidiary of Aramco (a Saudi Arabian multinational corporation), for the sale of security systems in Saudi Arabia (the "Aramco Contract").

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, decreased from $1.32 million in the third quarter of 1996 to $1.06 million in the third quarter of 1997, and represented 45% and 52% of revenue, respectively. The increase in the cost of products sold as a percentage of revenue was primarily attributable to a shift in the Company's product mix away from identification products and toward CCTVware products, which have a higher cost of product sold as a percentage of revenue. If the Company's CCTVware product line achieves widespread acceptance in the marketplace and if the Company generates higher sales volumes for such products, the Company expects the CCTVware products cost of goods sold as a percentage of revenue to decrease as the Company achieves greater efficiencies and lowers its costs.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $219,678 in the third quarter of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $334,532 in the third quarter of 1997, and represented 7% and 17% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $250,378 in the third quarter of 1996 to $334,532 in the third quarter of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in telecommunications, travel and depreciation expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $784,815 in the third quarter of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $1,025,062 in the third quarter of 1997, and represented 27% and 51% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $804,615 in the third quarter of 1996 to $1,025,062 in the third quarter of 1997. The increase in such expenses resulted primarily from one-time severance related charges, compensation increases and increases in travel and depreciation expenses and the general reserve for bad debt.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $235,625 in the third quarter of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $373,304 in the third quarter of 1997, and represented 8% and 18% of revenue, respectively. Gross expenses, including capitalized software expenditures and expenses associated with the Aramco Contract, increased from $388,500 in the third quarter of 1996 to $486,300 in the third quarter of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in travel and depreciation expenses.

     OTHER INCOME/EXPENSE. Other income decreased from $68,409 in the third quarter of 1996 to an expense of $6,036 in the third quarter of 1997. This decrease resulted primarily from (i) a reduction in interest income as a result of less cash available for investment, (ii) an increase in interest expense of $11,300 as a result of mortgaging the Company's facility, and (iii) an $18,100 expense resulting from the litigation settlement with the Company's former Vice President of Sales and Marketing.

     INCOME TAX. Income tax expense of $50,025 for the third quarter of 1996 was estimated to be 11% of pretax earnings. An income tax expense of $213,158 was recorded for the third quarter of 1997 as a result of increasing the valuation allowance related to the Company's deferred income tax asset.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUE

     Revenue decreased 28% from $8.50 million in the first nine months of 1996 to $6.15 million in the first nine months of 1997, which included approximately $3.24 million of CCTVware related product sales. Revenue in the first nine months of 1996 included approximately $4.85 million associated with the Aramco Contract.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold decreased from $3.94 million in the first nine months of 1996 to $3.33 million in the first nine months of 1997, and represented 46% and 54% of revenue, respectively. The increase in the cost of products sold as percentage of revenue was primarily attributable to a shift in the Company's product mix away from identification products and toward CCTVware product sales which have a higher cost of product sold as a percentage of revenue. If the Company's CCTVware product line achieves widespread acceptance in the marketplace and if the Company generates higher sales volumes for such products, the Company expects the CCTVware products cost of goods sold as a percentage of revenue to decrease as the Company achieves greater efficiencies and lowers its costs.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $725,687 in the first nine months of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $1,147,523 in the first nine months of 1997, and represented 9% and 19% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $777,700 in the first nine months of 1996 to $1,147,523 in the first nine months of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in telecommunications, travel, expendable parts supplies and depreciation expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $2.34 million in the first nine months of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $2.81 million in the first nine months of 1997, and represented 28% and 46% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract, increased from $2.42 million in the first nine months of 1996 to $2.81 million in the first nine months of 1997. The increase in such expenses resulted primarily from one-time severance-related charges, compensation-related increases and increases in travel, legal fees and depreciation expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $682,603 in the first nine months of 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold, to $1,078,386 in the first nine months of 1997, and represented 8% and 18% of revenue, respectively. Gross expenses, including capitalized software expenditures and expenses associated with the Aramco Contract, increased from $1,069,100 in the first nine months of 1996 to $1,435,500 in the first nine months of 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in travel, expendable parts supplies and depreciation expenses.

     OTHER INCOME/EXPENSE. Other income decreased from $225,175 in the first nine months of 1996 to $66,543 in the first nine months of 1997. This decrease resulted primarily from (i) a reduction in interest income as a result of less cash available for investment, (ii) an increase in interest expense of $11,300 as a result of mortgaging the Company's facility, and (iii) an $18,100 expense resulting from the litigation settlement with the company's former Vice President of Sales and Marketing.

     INCOME TAX. Income tax expense of $174,038 for the first nine months of 1996 was estimated to be 17% of pretax income. An income tax benefit of $184,866 for the first nine months of 1997 was estimated to be 9% of the pretax loss. The Company's U.S. tax rate is less than the statutory federal rate of 34% primarily because of the benefit of net operating loss carry-forwards and research and experimentation credits.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE. This accounting statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This accounting statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. At this time, the Company does not believe that this accounting statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. This accounting statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. At this time, the Company has determined that this accounting statement will have no significant impact on the financial position or results of operations for the year ending December 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This accounting statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This accounting statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time, the Company does not believe that this accounting statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1996 and 1997, the Company financed its operations primarily from working capital.

     The Company's principal uses of cash during the nine months ended September 30, 1996 and 1997 were to (i) fund operating activities; (ii) acquire property and equipment; and (iii) invest in the development of software.

     During the first nine months of 1996, the Company's cash and cash equivalents decreased from $6,216,770 at December 31, 1995 to $5,767,807 at September 30, 1996. Net cash provided by operating activities of $655,151 consisted primarily of net income of $859,415 and decreases in accounts receivable, inventory, prepaid expenses and other assets and deferred income taxes of $819,819, and an increase in accrued liabilities of $233,817, offset by an increase in contracts in progress billings of $1,546,877 and a decrease in accounts payable of $286,853. Net cash used in investing activities of $1,104,114 consisted primarily of $649,155 of capital expenditures, an increase of $209,959 in deposits and other assets primarily associated with the Company's new CCTVware products and $245,000 of software development costs.

     During the first nine months of 1997, the Company's cash and cash equivalents decreased from $6,126,484 at December 31, 1996 to $2,250,065 at September 30, 1997. Net cash used in operating activities of $3,532,100 consisted primarily of net losses of $1,955,689, increases in deferred income taxes, accounts receivable and inventory of $3,169,738 offset by decreases in notes receivable, contracts in progress billings and prepaid expenses and other assets of $320,369 and increases in accounts payable, accrued liabilities and taxes, and deferred revenue of $471,487. Net cash used in investing activities of $1,022,433 consisted primarily of $686,186 of capital expenditures and $356,100 of software development costs. Cash generated from financing activities of $700,227 consisted primarily of $696,634 in proceeds from the financing of the facility.

     The Company anticipates capital expenditures for the remainder of 1997 of approximately $150,000. Because of the ramp-up of the CCTVware product line and the long sales cycle related thereto, the Company has negotiated with its bank a $700,000 mortgage on the Company's facility and up to a $2.5 million line of credit based on the Company's accounts receivable. As a result, the Company believes it has sufficient working capital to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the third sentence under the caption "Revenue" on page 7, the last sentence under the caption "Cost of Products Sold" on page 7, the last sentence under the caption "Cost of Products Sold" on page 8 and the first and last sentences of the fifth paragraph under the caption "Financial Liquidity and Capital Resources" on page 10 are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

     OEM AND DEALER RELATIONSHIPS. Historically, sales through original equipment manufacture's ("OEMs") have accounted for a significant portion of the Company's revenue, but during the past two years, sales through OEMs have decreased significantly. The Company will strive to continue distributing its products through OEMs and will seek to cultivate additional OEM relationships, and the Company is also seeking to expand its domestic dealer network. The Company believes its success in penetrating markets for its identification and CCTVware products depends in large part on its ability to maintain these third party distribution relationships and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining its existing third party relationships or in cultivating new relationships. Further, there can be no assurance that these third parties, several of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationship with the Company.

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

     COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. For instance, because the Company's CCTVware products are targeted at emerging and developing markets there can be no assurance that the CCTVware products will be in conformance with emerging market standards or that the CCTVware products will have the features and capabilities accepted by the market-place. Moreover, while the Company believes that the price/performance characteristics of its identification products are currently competitive, increased competition has created, and will continue to create, pricing pressures which could materially and adversely affect the Company's business, operating results and financial condition. For instance, recent competitive pressures have forced the Company to reduce the prices of its identification products which has decreased margins on such products.

     PROPRIETARY RIGHTS. The Company relies upon trade secret protection, employee and third-party nondisclosure agreements and other intellectual property protection methods to protect its confidential and proprietary information. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology or that the Company can meaningfully protect its trade secrets. The Company may, from time to time, be notified that it may be infringing intellectual property rights held by third parties. See "Pending Patent Infringement Claim" below. Any such claims, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.

     PENDING PATENT INFRINGEMENT CLAIM. The Company has recently received notice that one of its competitors, Prima Facie, Inc., has filed a lawsuit in the U.S. District Court for the District of Maryland against the Company and one of its domestic distributors alleging that the Company's CCTVware Transit product infringes on certain claims of two patents held by Prima Facie, Inc. and that the Company has interfered with its business relationships. The Company believes the allegations of the complaint are without merit and intends to defend itself vigorously in this matter. However, there can be no assurance that the Company will not incur significant expenses in defending itself against these claims or that the Company will ultimately prevail in the litigation. Prolonged litigation or an adverse outcome could materially and adversely affect the Company's business and financial condition.

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

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for the Company's CCTVware products and certain identification products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, the conclusion of the Aramco Contract has led to a sharp decrease in the Company's revenue. Additionally, anticipated revenue growth for the Company's CCTVware products has been slow to materialize partially as a result of a longer sales cycle for CCTVware products than originally expected and delays in the awarding of several large municipal contracts for CCTVware Transit products because of protests lodged with such municipalities by one of the Company's competitors, Prima Facie, Inc. Further, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter.
Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses.

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

     CAPITAL REQUIREMENTS. Because the Company's available cash has decreased to approximately $2.25 million, the Company has negotiated with its bank a $700,000 mortgage on the Company's facility, which such amount is included in the $2.25 million balance, and up to a $2.5 million line of credit based on the Company's accounts receivable in order to support the ramp-up of the CCTVware product line and the long sales cycle related thereto. The Company believes that it has sufficient cash and working capital to meet its requirements for at least the next twelve months. While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, it anticipates that it may require additional cash in its operating and investing activities, and accordingly, the Company may require additional capital resources. There can be no assurance that such capital resources will be available to the Company on favorable terms, if at all.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On October 17, 1997, the Company received notice that it has been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc., in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware Transit product infringes certain claims of two patents held by Prima Facie, Inc. and that the Company has interfered with Prima Facie, Inc.'s business relationships. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. The Company believes the allegations of the complaint are without merit and intends to defend itself vigorously in this matter.

Item 5.   OTHER INFORMATION

     On September 16, 1997, M. Dean Gilliam, the Company's former Chief Executive Officer and President resigned from the Company. In return for Mr. Gilliam providing consulting services to the Company from time to time, the Company and Mr. Gilliam agreed to a severance package which included the continuance of Mr. Gilliam's base salary and executive medical benefits for up to 12 months, the forgiveness by the Company of certain cash advances totaling approximately $19,700 and the extension of the exercise period until March 31, 1999, of Mr. Gilliam's vested stock options.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  There are no exhibits.

     (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Loronix Information Systems, Inc.


October 31, 1997                       /s/ Jonathan C. Lupia
----------------                       --------------------------------------
     Date                              Jonathan C. Lupia,
                                       Chief Financial Officer