Form 10KSB40
period 1997-12-31
LORONIX INFORMATION SYSTEMS INC
filed 1998-03-18
CIK 925538

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                    For the fiscal year ended December 31, 1997


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

                          Commission file number:  0-24738

                         LORONIX INFORMATION SYSTEMS, INC.
                  ------------------------------------------------
                  (Name of Registrant as specified in its charter)

               NEVADA                               33-0248747
   -------------------------------               -------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


        820 Airport Rd., Durango, CO                   81301
   ----------------------------------------         ----------
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number:  (970) 259-6161

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value and Preferred Share Purchase Rights.
-------------------------------------------------------------------------------
                              (Title of class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No_

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenue for the fiscal year ended December 31, 1997 was: $9,402,630.

As of February 9, 1998, 4,646,186 shares of the registrant's common stock were outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $7,353,465 based on the closing price of $2.125 per share on that date.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders scheduled to be held on May 27, 1998 have been incorporated by reference in Part III of this Form 10-KSB.

                                       PART I

ITEM 1.   BUSINESS

GENERAL

     References made in this Annual Report on Form 10-KSB to "Loronix," the "Company" or the "Registrant" refer to Loronix Information Systems, Inc. Loronix, CCTVware and ImageSHARE are trademarks of Loronix. Loronix was incorporated in 1992. Loronix designs, markets and sells a family of digital CCTV video management products ("CCTVware Products") and digital identification products ("ID Products") based on the Company's proprietary software. Loronix uses an open architecture design approach that allows compatibility with commercially available computer and video hardware and software.

CCTVWARE PRODUCTS

     In August 1995, the Company began developing a new product technology named CCTVware. This technology permits digital video recording and storage that eliminates the need for video tapes and video cassette recorders ("VCRs") in surveillance environments and enables high-speed access and retrieval of stored video. The Company has developed six products incorporating this technology and began commercial shipments of certain of these products in first quarter of 1997. All CCTVware products include a full range of image enhancement tools and a special feature called video authentication which alerts the user if the recorded video has been altered.

     CCTVWARE VISION

     The Vision system is a digital video recorder providing up to four inputs of video and audio per system. Vision records full-motion video at 30 frames per second ("FPS") and can be implemented with existing VCR based systems or it can be connected to a computer network for storage and playback of the video (see the CCTVware Enterprise system below). In VCR environments Vision provides up to eight hours of continuous loop recording for any existing camera(s) selected by the operator or pre-configured cameras triggered by an alarm event. In stand-alone configurations the Vision system is targeted at surveillance environments requiring full-motion video recording and playback without the networking and archiving capabilities offered by the Enterprise system.

     CCTVWARE M SERIES

     The M Series system is a rack-mounted digital video recorder with the capability of recording up to 16 camera inputs at 1.5-2 FPS. The M Series system uses continuous loop recording and may be configured to connect directly to a CCTVware review station for playback of the recorded video. The M Series system, like the Vision system, can also be connected to a computer network for storage and playback of the video (see the CCTVware Enterprise system below).

     CCTVWARE ENTERPRISE

     The Enterprise system is comprised of multiple Vision and/or M Series recorders. These recorders are combined with various servers including communications and tape servers and are connected via a local or wide area network. A digital audio tape jukebox is included for long-term storage of the recorded video. PC-based playback stations are employed to review the recorded video on demand. The Enterprise system is targeted at large, dynamic, sensitive surveillance environments such as government facilities, airports, financial institutions and casinos.

     CCTVWARE TRANSIT

     The Transit system is a stand-alone digital recording system designed to operate in transit environments, such as buses, subways and rail cars. This system is capable of recording up to five black & white or color camera inputs at .5-2 FPS and one audio input. The Transit system operates on 12 volt DC power and is designed to withstand shock and vibration. The Transit system uses continuous loop recording on a removable hard drive which must be removed and installed in a separate CCTVware review station for playback of the recorded video.

     CCTVWARE SOLO

     The Solo system is a stand-alone, 110 volt digital recording system with features similar to the Transit system without the capability of operating within a mobile environment. The Solo system is targeted at small businesses requiring a stand-alone recording unit for up to five cameras.

     CCTVWARE SOLO REMOTE

     The Solo Remote system is a digital recording system with up to eight camera inputs. It has the capability of sending live or recorded video to a central site via telephone or ISDN (Integrated Services Digital Network) lines. The Solo Remote can be configured for video motion detection, alarm events and a point of sale interface. This product is targeted at surveillance environments requiring central site monitoring.

ID PRODUCTS

     The Company's ID Products consist of the Company's proprietary software combined with commercially available hardware components and software. ID Products can record and store digital images in computer databases, transmit such images to other control systems or printers, and retrieve, analyze, reproduce and manipulate these images in a variety of ways. The Company's ID Products are used to provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale, human resource management and other control systems, and are designed to enhance or replace existing film-based identification systems.

     The Company offers ID Products with a variety of functions and features targeted to a wide array of customers, ranging from large organizations requiring a multi-location system operating across a local or wide area computer network to small organizations requiring a single stand-alone system. In many instances, the Company configures its systems to fit a particular customer's needs. The Company's principal ID Products are the ImageSHARE and ImageSHARE Express.

     IMAGESHARE

     The Company's high-end ID product, the ImageSHARE system, is targeted primarily for use by medium to large size businesses, institutions and government entities. These organizations typically operate local and wide area networks, in which multiple users at individual workstations access images and data in various applications and information/access control systems. The ImageSHARE system enables a user to capture, store, manage and transmit photographs, signatures, fingerprints, images and other information over these networks, or it can be configured to operate in a stand-alone mode. The ImageSHARE system provides significant configuration flexibility and can be integrated with the hardware, software and other components in a user's existing information/access control system or in an entirely new system configuration. Because of its open architecture design, which allows compatibility with commercially available hardware and software, the ImageSHARE system may be used with a variety of relational database management systems ("RDBMS").

     IMAGESHARE EXPRESS

     The Company's low to mid-range ID Product, ImageSHARE Express, was released in late 1996 and is targeted primarily for use by small to medium size businesses, institutions and government entities. This system offers customers an economical identification system which is pre-configured, color based and ready to use. It can be implemented as a stand-alone system or within local or wide-area networks. ImageSHARE Express requires minimal customization and may be designed to address the specific needs of various vertical market applications. Its open database connectivity feature allows connectivity to certain RDBMS which may exist within the customer's system environment. ImageSHARE Express, which replaced the Company's ImageSHARE-V, ImageSHARE I and Laser I.D. Card Creator systems, can be easily upgraded to the ImageSHARE system.

     OPTIONAL FEATURES

     The Company also offers several optional features to enhance its ID Products including: remote-site image capture, which enables a customer to capture video images off-site and import them into the on-site system; signature and fingerprint image input, which enables a customer to include a signature and fingerprint image with each record in a database and print the images on an identification card; magnetic stripe encoders and readers, which enables a customer to record and automatically display information; and bar code input, which enables a customer to create a multi-use identification card by printing a bar code on the card.


MARKETING AND CUSTOMERS

     The Company markets its products domestically through a small direct sales force, manufacturing representatives and a network of dealers, systems integrators and distributors. The Company's ImageSHARE Express product is also marketed through Sam's Club.

     Historically, the Company has also marketed its ID Products through original equipment manufacturers ("OEMs") such as ADT Security Systems, Inc., Diebold, Incorporated and Polaroid Corporation. Since 1996 sales through these OEMs have decreased significantly. To offset this decline, the Company has enhanced its other distribution channels and is seeking additional distribution relationships for both the ID and CCTVware Products.

     Internationally, the Company markets its products through its direct sales force, its wholly-owned subsidiary in the United Kingdom and various international distributors. In the fourth quarter of 1995, the Company entered into a long-term contract with Aramco Services Company, the U.S. subsidiary of Aramco (a Saudi Arabian multinational corporation), for the sale of a customized security and identification system which is currently installed in multiple locations in Saudi Arabia ("Aramco" or the "Aramco Contract"). The Aramco Contract provides for the payment of approximately $6.2 million over a three year term upon the Company's satisfactory completion of various milestones. The Company has received payments through December 31, 1997, of approximately $5.3 million from the Aramco Contract.

COMPETITION

     The market for the Company's products is extremely competitive. The Company's competitors include a broad range of companies that develop and market products for the identification and surveillance markets. Competitors in the identification market include: (i) in film-based systems, Polaroid Corporation, and (ii) in digital-based systems, Polaroid Corporation, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations. Competitors in the surveillance market include numerous VCR suppliers and digital recording suppliers including, among others: (i) for the Transit product; TVX, Inc. and Prima Facie, Inc., (ii) for the M Series and Solo products; Dedicated Micros, Inc., Sensormatic Corporation, Primary Image, Ltd, and Alpha Systems Lab. Loronix has not yet identified any competitors, other than VCR suppliers, for the Enterprise and Vision products.

     The Company believes that the principal competitive factors in its markets include: system performance and functionality, price, system configuration flexibility, ease of use, system maintenance costs, quality, reliability, customer support and brand name. Larger, more established companies with substantially greater technical, financial and marketing resources than the Company, such as Data Card Corporation and Sensormatic Corporation, have an enhanced competitive position due in part to their established brand name franchises. The Company believes that its primary competitive strengths include system performance and functionality, system configuration flexibility and ease of use.

MANUFACTURING AND SUPPLIERS

     The Company does not manufacture any of the hardware in its systems; rather, it assembles its systems by integrating commercially available hardware and software with the Company's proprietary software. The Company believes that it can continue to obtain components for systems at reasonable prices from a variety of sources. Although the Company has developed certain proprietary hardware components for use in its CCTVware products and purchases some components from single sources, the Company believes similar components could be obtained from alternative suppliers without significant delay. There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company regards certain features of its products and documentation as proprietary and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally enters into confidentiality and invention assignment agreements with its employees and mutual non-disclosure agreements with its manufacturing representatives, dealers, distributors and OEMs and limits access to and distribution of its software, documentation and other proprietary information. The Company has no patents and, while the existing copyright laws afford only limited protection, the Company intends to apply for federal copyright registrations for any of its software systems, for which it has not yet received federal copyright registration. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

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

RESEARCH AND DEVELOPMENT

     The Company believes its success depends in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new applications of core technologies and incorporating new technologies into the Company's products. The Company's research and development resources have been primarily directed toward (i) developing new products, (ii) improving the functionality and performance of the Company's proprietary software, and (iii) designing and implementing the device drivers necessary to maintain the Company's open architecture approach.

     In 1997 and 1996, the Company spent, net of capitalized software costs, $1,526,000 and $981,000, respectively, for research and development.

EMPLOYEES

     As of February 9, 1998, the Company employed 75 persons including four persons in part-time positions. The Company has one employee located in each of Nevada, California, Texas, and Massachusetts and six employees located in Basingstoke, England with the remainder located in Colorado. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future.

     The Company has no collective bargaining agreements with any of its employees. The Company believes its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company owns approximately 25 acres of real property adjacent to the Durango-La Plata County Airport in Colorado. In October 1995, the Company completed construction of a 20,000 square foot facility on approximately 5 of the 25 acres for administration, marketing, research and development, operations and customer support. In January 1996, the Company entered into a three year lease for approximately 2,000 square feet of office space in Basingstoke, England for its wholly owned United Kingdom subsidiary. In June 1996, the Company entered into a three year lease for approximately 1,600 square feet of office space in Las Vegas, Nevada for a sales and demonstration office. Depending on the success of its CCTVware product line, the Company may expand its Durango facility by up to 20,000 square feet in 1998.

     In July 1997, the Company entered into a $700,000 mortgage agreement for its Durango-La Plata County 20,000 square foot facility secured by a 1st Deed of Trust.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has completed its litigation with the Company's former Vice President of Marketing and Sales, Mr. Robert Demson who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994,alleged that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value and that he was deprived of certain sales commissions. The parties agreed to binding arbitration which was completed on May 1, 1997. The arbitrator ruled in favor of the Company on the claim for stock options and in favor of the individual on the claim for commissions. As a result of the arbitrator's ruling, the Company paid the individual $18,112.

     On October 17, 1997, the Company received notice that it has been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc., in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware Transit product infringes certain claims of two patents held by Prima Facie, Inc. and that the Company has interfered with Prima Facie, Inc.'s business relationships. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a co-defendant. Although the Company believes these claims are without merit and intends to defend itself vigorously, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to August 25, 1994, the date of the Company's initial public offering, there was no public market for the Company's Common Stock. Since August 25, 1994, the Company's Common Stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: "LORX." The following table sets forth, for each period indicated, the high and low sale prices per share of the Company's Common Stock as reported by Nasdaq:

                                             HIGH      LOW
                                             ------    ------
   1997
     First quarter                           $4.750    $3.125
     Second quarter                          $4.156    $2.500
     Third quarter                           $3.563    $2.500
     Fourth quarter                          $2.656    $1.000

   1996
     First quarter                           $3.250    $2.000
     Second quarter                          $4.250    $2.375
     Third quarter                           $4.375    $3.063
     Fourth quarter                          $6.250    $3.500


     As of January 21, 1998, there were approximately 112 shareholders of record of the Company's Common Stock. Management estimates that there are approximately 830 beneficial owners.

     The Company has never paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business. Payment of cash dividends in the future will depend upon the Company's earnings, bank loan covenants, financial condition, contractual restrictions, restrictions imposed by applicable law, capital requirements and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's audited financial statements and the notes thereto included herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO 1996

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue decreased 14% from $10.9 million in 1996 to $9.4 million in 1997, which included approximately $5.9 million of CCTVware Product sales. The decline in revenue from 1996 to 1997 resulted primarily from lower than expected sales of CCTVware Products and a decrease in ID Product sales following the completion of the Aramco Contract in 1996. Revenue in 1996 included approximately $5.1 million associated with the Aramco Contract and an additional $983,000 of revenue that was associated with Aramco that was outside the scope of the Aramco Contract. In 1997 the Company recognized minimum revenue associated with Aramco that was outside the scope of the Aramco Contract.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components, supplies and, in 1996, manpower costs associated with the Aramco Contract, as well as software amortization, increased from $5.0 million in 1996 to $5.1 million in 1997, and represented 45% and 54% of revenue, respectively. The increase in the cost of products sold as a percentage of revenue was primarily attributable to a shift in the Company's product mix away from ID Products and toward CCTVware Products, which have a higher cost of product sold as a percentage of revenue. If the Company's CCTVware Products achieve widespread acceptance in the marketplace and if the Company generates higher sales volumes for such products, the Company expects the CCTVware Products cost of goods sold as a percentage of revenue to decrease as the Company achieves greater efficiencies and lowers its costs.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses, net of expenses associated with the Aramco Contract which were charged to cost of products sold in 1996, increased from $1.0 million in 1996 to $1.6 million in 1997, and represented 9% and 17% of revenue, respectively. The percentage increase from 1996 to 1997 was the result of a 14% decrease in revenue without a commensurate decrease in expenses. Gross expenses, including expenses associated with the Aramco Contract in 1996, increased from $1.1 million in 1996 to $1.6 million in 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in postage, telecommunications, travel and depreciation expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, net of expenses associated with the Aramco Contract which were charged to cost of products sold in 1996, increased from $3.1 million in 1996 to $3.8 million in 1997, and represented 28% and 40% of total revenue, respectively.
The percentage increase from 1996 to 1997 was the result of a 14% decrease in revenue with an increase in expenses. Gross expenses, including expenses associated with the Aramco Contract in 1996, increased from $3.2 million in 1996 to $3.8 million in 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in accounting and legal fees and travel, general insurance, maintenance, allowance for doubtful accounts and depreciation expenses. In 1997, the Company also recorded charges of approximately $175,000 as a result of the resignation of M. Dean Gilliam, the Company's former Chief Executive Officer and President.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $1.0 million in 1996, net of expenses associated with the Aramco Contract which were charged to cost of products sold in 1996, to $1.5 million in 1997, and represented 9% and 16% of revenue, respectively. Gross expenses, including expenses associated with the Aramco Contract in 1996, increased from $1.1 million in 1996 to $1.5 million in 1997. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in travel and depreciation expenses in support of an overall expansion in new product research and development. The Company expects to continue to fund new product development in 1998 at or above the dollar levels expended in 1997.

     INTEREST INCOME. Net interest income decreased from $299,500 in 1996 to $121,000 in 1997. This decrease was due to a reduction of cash available for investment.

     OTHER EXPENSE. Other expense increased from $1,600 in 1996 to $42,400 in 1997. This increase was due to (i) an $18,100 expense resulting from the litigation settlement with the Company's former Vice President of Sales and Marketing, and (ii) $24,300 of expenses relating to foreign exchange rate losses and losses on the disposal of certain fixed assets.

     INCOME TAX. Income tax expense for 1996 of $160,900 was estimated at 13% of the pretax earnings. An income tax expense $32,400 was recorded for 1997 despite the pretax loss as a result of increasing the valuation allowance related to the Company's deferred income tax asset.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the years ended December 31, 1996 and 1997, the Company financed its operations primarily from working capital. The Company's principal uses of cash during 1996 and 1997 were to (i) in 1997, fund operating activities; (ii) acquire property and equipment; and (iii) invest in the development of its software.

     During 1996, the Company's cash and cash equivalents decreased from $6.2 million at December 31, 1995 to $6.1 million at December 31, 1996. Net cash provided by operating activities of $1.7 million consisted primarily of net income of $1.0 million, plus non-cash charges for depreciation, amortization and deferred income taxes of $960,100, and decreases in accounts receivable and inventory of $571,700, and an increase in accrued liabilities of $15,200, offset by increases in contracts in progress with earned revenue exceeding related progress billings, prepaid expenses and other assets of $517,900 and decreases in accounts payable and deferred maintenance revenue of $351,000. Net cash used in investing activities of $1.8 million consisted primarily of $1.1 million of capital expenditures, $216,300 increase in notes receivable and $492,500 of software development costs.

     During 1997, the Company's cash and cash equivalents decreased from $6.1 million at December 31, 1996 to $3.3 million at December 31, 1997. Net cash used in operating activities of $2.3 million consisted primarily of a net loss of $2.5 million plus non-cash charges for depreciation, amortization and deferred income taxes of $1.1 million and increases in accounts receivable and inventory of $2.1 million, offset by decreases in contracts in progress with earned revenue exceeding related progress billings, prepaid expenses and other assets, and increases in accounts payable, accrued liabilities, and customer deposits of $1.1 million. Net cash used in investing activities of $1.2 million consisted primarily of $766,900 of capital expenditures and $460,500 of software development costs offset by a decrease in notes receivable of $80,800. Net cash generated from financing activities of $695,200 consisted primarily of $691,600 in proceeds, net of principal repayments, from the financing of the Company's facility.

     As of December 31, 1997, the Company had $7.2 million in working capital. The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company anticipates capital expenditures for 1998 of approximately $500,000. Because of the ramp-up of the CCTVware product line and the long sales cycle related thereto, the Company has negotiated with its bank a $700,000 mortgage on the Company's facility and up to a $2.5 million line of credit based on a percentage of the Company's eligible accounts receivable. As a result, the Company believes it has sufficient working capital to meet its capital requirements and fund operations for at least the next twelve months.

     The Company's mortgage repayment terms are based on a 9.5% interest rate and a 15 year amortization schedule with a 5 year balloon payment due in July 2002. The line of credit facility expires in May 1998 and has not been used to date. Availability under this line of credit can be further limited based on the balance of eligible accounts receivable as discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, REPORTING COMPREHENSIVE INCOME. This Statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement, requiring additional informational disclosures, is effective for the Company's fiscal year ending December 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This accounting statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This accounting statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time, the Company does not believe that this accounting statement will have a significant impact on the financial position or results of operations for the year ending December 31, 1998.

     Statement of Position 97-2 Software Revenue Recognition, (SOP 97-2) issued by the accounting standards executive committee, is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other wise marketing computer software. The Company does not expect adoption of SOP 97 to have a material effect, if any, on its financial position or results of operations.

YEAR 2000 CONVERSION

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk by upgrading its financial and operating systems to be compliant with the Year 2000. The Company believes that the cost of achieving Year 2000 compliance is estimated to be approximately $15,000 and will be incurred in 1998. The Company's software products available for sale are year 2000 compliant.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the last sentence under the caption "Properties," the third sentence under the caption "Revenue," the last sentence under the caption "Costs and Expenses," the last sentence under the caption "Research and Development," the third and last sentences of the fourth paragraph under the caption "Financial Condition, Liquidity and Capital Resources," the third to last sentence under the caption "Variability of Operation Results" below and the first sentence under the caption "Capital Requirements" below are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

     DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its ID Products and CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers, systems integrators, distributors and OEMs and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could have a negative impact on the Company's revenue stream. Further, there can be no assurance that the businesses with whom the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company. For instance, an OEM that used to be sell the Company's ID Products elected to produce its own identification products and currently competes with the Company.

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

     DEPENDENCE ON A MAJOR CUSTOMER. In 1996, Aramco and the Aramco Contract accounted for 56% of the Company's revenue. The Company has completed substantially all of its obligations under the Aramco Contract and other sales associated with Aramco and currently has no reason to believe that it will not collect the remaining payments to be made thereunder. However, there can be no assurance that events or conditions may not occur which could threaten the Company's ability to collect all amounts owed thereunder which could result in a material adverse effect on the Company's business, operating results and financial condition In addition, there can be no assurance that any further new business will arise from this customer.

     COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. Moreover, while the Company believes that the price/performance characteristics of its ID products are currently competitive, increased competition from low-cost, low-functionality identification systems have created, and will continue to create, pricing pressures which could materially and adversely affect the Company's ID Products business, operating results and financial condition.

     PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any other third parties, except that a claim of infringement has been asserted against the Company by Prima Facie, Inc. (see Item 3 - Legal Proceedings and "Risk factors - Legal Proceedings"). An adverse result in this litigation with Prima Facie, Inc. could have a negative impact on the financial position and results of operations of the Company. There can be no assurance that other third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

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

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company has released several products based on its CCTVware technology. There can be no assurance that the Company will be successful in developing, marketing and selling sufficient volumes of its new CCTVware products or developing and marketing on a timely basis any other fully functional product enhancements or new products that respond to the technological advances by others. There also can be no assurance that the Company's new products will be accepted by customers.

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Products has delayed anticipated revenues, delays in the award of municipal contracts for CCTVware Products delayed the booking of substantial orders and the conclusion of the Aramco Contract has led to a sharp decrease in the Company's ID Product revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Further, the effect of software amortization related to the Company's capitalized software development costs at December 31, 1997 on the cost of products sold is expected to increase from $297,700 in 1997 to approximately $400,000 in 1998. The Company will continue to capitalize software development costs that will be amortized in future periods. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     LEGAL PROCEEDINGS. On October 17, 1997, the Company received notice that it has been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc., in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware Transit product infringes certain claims of two patents held by Prima Facie, Inc. and that the Company has interfered with Prima Facie, Inc.'s business relationships. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. Although the Company believes these claims are without merit and intends to defend itself vigorously, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

     MANAGEMENT AND EMPLOYEES. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future. For instance, the Company's former Chief Executive Officer and President and the Company's former Vice President of Sales and Marketing recently left the Company and such positions have not yet been filled. The Company has in the past encountered some difficulties in fulfilling its hiring needs in the Durango, Colorado employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future.

     CAPITAL REQUIREMENTS. The Company believes that it has sufficient working capital to meet its requirements for at least the next 12 twelve months. However, to the extent that the Company experiences growth generally, or the Company's CCTVware line of products generates high demand, or the Company receives extraordinary large orders for certain CCTVware products from large business or institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Although the Company's operating activities generate cash, the Company may in such events require additional capital resources. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, financial condition and results of operation.

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

                                                                       Page No.
                                                                       --------
     Independent Auditors' Report                                        F-2
     Consolidated Balance Sheet at December 31, 1997                     F-3
     Consolidated Statements of Operations for the years ended
     December 31, 1997 and 1996                                          F-4
     Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1997 and 1996                      F-5

                                                                       Page No.
                                                                       --------
     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 and 1996                                          F-6
     Notes to Consolidated Financial Statements                          F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                      PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference to the information contained in the sections captioned "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" in the registrant's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the Securities Exchange Commission (the "Commission"). Additional information is as follows:


     NAME                               AGE       POSITION WITH THE COMPANY
     ----                               ---       -------------------------
     Edward Jankowski.                  60        President, Chief Executive
                                                  Officer and Chairman of the
                                                  Board of Directors
     Jonathan C. Lupia..............    46        Chief Financial Officer and
                                                  Secretary
     Peter A. Jankowski.............    35        Chief Technical Officer
     Timothy S. Whitehead.........      44        Vice President and Officer
     F. James Price...................  60        Vice President and Officer

     Officers are appointed by and serve at the discretion of the Board of Directors. The Company has no employment agreements with any of its officers.

     Edward Jankowski has served as Chairman of the Board of Directors for the Company and the Company's predecessor corporations since August 1987, as President from August 1987 to June 1993 and as Chief Executive Officer from February 1992 to June 1993. In September 1997, upon the resignation of Mr. M. Dean Gilliam, the Company's President, Chief Executive Officer and Director, Mr. Jankowski resumed the responsibilities of President and Chief Executive Officer. In February 1998, Mr. Jankowski was appointed President and Chief Executive Officer.

     Jonathan C. Lupia joined the Company in February 1994 and assumed the positions of Chief Financial Officer and Secretary in April 1994. From June 1989 to February 1994, Mr. Lupia served as Vice President of Finance and Administration at Swearingen Aircraft, Inc., a company engaged in the design, development and manufacture of aircraft.

     Peter A. Jankowski co-founded the Company's predecessor corporation in August 1987 and served as Vice President, Research and Development from the Company's inception to October 1992 when he was appointed Chief Technical Officer. Mr. Jankowski began his career in August 1984 as a systems analyst for Quadrex Computer Systems, Inc., a manufacturer of control systems for nuclear and petroleum power plants. Mr. Jankowski performed design and systems analysis on nuclear and petroleum power plants, created and managed a telemarketing operation and assisted with marketing and project management decisions. Mr. Jankowski is the son of Edward Jankowski, the Chairman of the Board of Directors, President, Chief Executive Officer and co-founder of the Company.

     Timothy S. Whitehead joined the Company's predecessor corporation in September 1990 as Vice President, Operations and was appointed Vice President, Quality in January 1995, Vice President, Special Projects in October 1995 and Vice President, Operations in January 1997. From June 1987 to September 1990, Mr. Whitehead was Manufacturing Manager for Electronic Resources, Inc., a subsidiary of Whittaker Corporation, a manufacturer of industrial monitoring devices.

     F. James Price joined the Company in October 1994 as Manager, Production Operations and was appointed Vice President, Operations in January 1995 and Vice President, Special Projects in January 1997. From 1979 to 1994, Mr. Price worked for various companies involved in real estate development, oil production, finance and computer assembly as either Chief Executive Officer or Chief Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "EXECUTIVE COMPENSATION" in the registrant's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the Commission.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the registrant's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the Commission.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction E(3) to Form 10-KSB, the information required by
Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "CERTAIN TRANSACTIONS WITH MANAGEMENT" in the registrant's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the Commission.

                                      PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          3.1 (1)     Articles of Incorporation of Registrant, as amended to date.
          3.3 (1)     Bylaws of Registrant, as amended to date.
          4.1 (2)     Specimen Common Stock Certificate of Registrant.
          4.2 (2)     Warrant dated September 1, 1994 issued to Commonwealth
                      Associates.
          4.3 (2)     Settlement Agreement dated August 1993 among Registrant and
                      Commonwealth Growth Fund, Philip L. Fischer, Laura Gordon
                      Fisher, Identification Systems International, Inc. and James
                      Marx, including forms of warrants issued by Registrant in
                      connection therewith.
          10.2 (2)    Series A Preferred Stock Purchase Agreement dated December 31,
                      1992 among Registrant and certain investors.
          10.3 (2)    OEM Agreement dated March 8, 1993 between Registrant and ADT
                      Security Systems, Inc.
          10.4 (2)    Agreement dated December 1, 1993 between Registrant and
                      Diebold Incorporated.
          10.5 (2)    Distributor Agreement dated April 12, 1994 between Registrant and Polaroid Corporation.
               (2)    1992 Stock Option Plan of Registrant.
          10.10 (3)   1995 Directors Option Plan
          10.11 (4)   Contract for Process Computer Systems dated October 16, 1995 between Registrant and Aramco Services Company.
          10.12 (5)   Preferred Shares Rights Agreement between American Stock
                      Transfer and Trust Company dated January 9, 1997.
          23.1        Independent Auditors Consent
          24.1        Power of attorney (see page 17)
          27.1        Financial data sheet for the year ended December 31, 1997


          (1)  Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 11, 1994.
          (2)  Incorporated by reference to Registrant's Registration Statement on
               Form SB-2 filed on June 9, 1994, as amended.
          (3)  Incorporated by reference to Registrant's definitive Proxy Materials filed with the Commission on April 22, 1995.
          (4)  Incorporated by reference to the revised exhibit filed (in paper format under cover of Form SE) with the Commission on January 9, 1997
          (5)  Incorporated by reference to Exhibit 1 filed in connection with the
               Registrant's Form 8-A which was filed on January 13, 1997.
          ----------------------------------------------------------------------

     (b)  REPORTS ON FORM 8-K

          None

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LORONIX INFORMATION SYSTEMS, INC.

                                   By:  /s/ Jonathan C. Lupia
                                        --------------------------------------
                                         Jonathan C. Lupia
                                         Chief Financial Officer, and Secretary

Date:  March 16, 1998

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan C. Lupia, jointly and severally, his or her respective attorneys-in-fact, with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Edward Jankowski                         Date:  March 16, 1998
     -------------------------------
     Edward Jankowski, President,
     Chief Executive Officer and
     Chairman of the Board

By:  /s/ Jonathan C. Lupia                        Date:  March 16, 1998
     -------------------------------
     Jonathan C. Lupia, Chief Financial Officer,
     and Secretary

By:  /s/ George M. Duffy                          Date:  March 16, 1998
     -------------------------------
     George M. Duffy, Director

By:  /s/ Rodney Wilger                            Date:  March 16, 1998
     -------------------------------
     C. Rodney Wilger, Director

By:  /s/ Donald W. Stevens                        Date:  March 16, 1998
     -------------------------------
     Donald W. Stevens, Director

By:  /s/ Louis E. Colonna                         Date:  March 16, 1998
     -------------------------------
     Louis E. Colonna, Director

                        INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                             F-2

Consolidated Balance Sheet at December 31, 1997                          F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1996                                             F-4

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1997 and 1996                             F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996                                             F-6

Notes to Consolidated Financial Statements                               F-8

                                 [LETTERHEAD]


                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Loronix Information Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Loronix Information Systems, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loronix Information Systems, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                   /s/ KPMG Peat Marwick LLP


January 30, 1998
San Diego, California

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                          Consolidated Balance Sheet

                               December 31, 1997

                                ASSETS (NOTE 6)
Current assets:
  Cash and cash equivalents                                                                        $  3,334,124
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $93,533                                          2,464,882
    Officers and employees                                                                              134,744
  Contract in progress with earned revenue exceeding related progress billings (note 3)                 715,763
  Inventory                                                                                           1,511,048
  Prepaid expenses and other assets                                                                     192,684
  Note receivable                                                                                       124,271
  Notes receivable, related parties (note 5)                                                             58,610
                                                                                                    -----------

        Total current assets                                                                          8,536,126

Property and equipment, net (note 4)                                                                  3,781,321
Capitalized software costs, net of accumulated amortization of $858,739                                 822,961
Notes receivable, related parties (note 5)                                                               76,905
Deposits and other assets                                                                                42,807
Goodwill, net of accumulated amortization of $54,736                                                      2,708
                                                                                                    -----------

        Total assets                                                                                $13,262,828
                                                                                                    -----------
                                                                                                    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 6)                                                   $    23,611
  Current installments of capital lease obligations (note 9)                                             12,542
  Accounts payable                                                                                      854,534
  Accrued liabilities                                                                                   239,258
  Customer deposits                                                                                     143,412
  Accrued taxes                                                                                          42,546
  Deferred maintenance revenue                                                                           63,470
                                                                                                    -----------

        Total current liabilities                                                                     1,379,373


Long-term debt, excluding current installments (note 6)                                                 667,964
Capital lease obligations, excluding current installments (note 9)                                       10,432
                                                                                                    -----------

        Total liabilities                                                                             2,057,769
                                                                                                    -----------

Stockholders' equity (note 8):
  Preferred stock, $.001 par value, authorized 2,000,000 shares, no shares issued
   and outstanding                                                                                           --
  Common stock, $.001 par value, authorized 20,000,000 shares, issued and outstanding
   4,646,186 shares                                                                                       4,646
  Additional paid-in capital                                                                         15,197,362
  Notes receivable from stockholders (note 5)                                                          (147,883)
  Accumulated deficit                                                                                (3,849,066)
                                                                                                    -----------

        Total stockholders' equity                                                                   11,205,059
                                                                                                    -----------

Commitments and contingencies (notes 9 and 11)

        Total liabilities and stockholders' equity                                                  $13,262,828
                                                                                                    -----------
                                                                                                    -----------

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                     Years ended December 31, 1997 and 1996

                                                         1997           1996
                                                     ------------    -----------
Systems, supplies and maintenance revenue            $  9,313,980      5,769,459
Contract revenue                                           88,650      5,146,912
                                                     ------------    -----------

        Total revenue                                   9,402,630     10,916,371
                                                     ------------    -----------

Costs and expenses:
  Cost of systems, supplies and maintenance             5,098,231      2,713,906
  Contract costs                                           18,899      2,243,468
  Operations and customer support                       1,567,413      1,003,017
  Selling, general and administrative                   3,750,367      3,080,872
  Research and development                              1,525,827        980,971
                                                     ------------    -----------

        Total costs and expenses                       11,960,737     10,022,234
                                                     ------------    -----------

        Income (loss) from operations                  (2,558,107)       894,137
                                                     ------------    -----------

Other income (expense):
  Interest income, net                                    120,972        299,473
  Other expense                                           (42,391)        (1,551)
                                                     ------------    -----------

                                                           78,581        297,922
                                                     ------------    -----------

        Income (loss) before income taxes              (2,479,526)     1,192,059

Income tax expense                                        (32,416)      (160,868)
                                                     ------------    -----------

        Net income (loss)                            $ (2,511,942)     1,031,191
                                                     ------------    -----------
                                                     ------------    -----------

        Basic and diluted net income (loss)
         per share                                   $       (.54)           .22
                                                     ------------    -----------
                                                     ------------    -----------

Weighted-average shares outstanding                  $  4,659,252      4,666,603
                                                     ------------    -----------
                                                     ------------    -----------

See accompanying notes to consolidated financial statements.

              LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

          Consolidated Statements of Stockholders' Equity (Deficit)

                   Years ended December 31, 1997 and 1996

                                                  COMMON STOCK,                            NOTES
                                                $.001 PAR VALUE          ADDITIONAL      RECEIVABLE                      TOTAL
                                            ------------------------      PAID-IN           FROM       ACCUMULATED   STOCKHOLDERS'
                                             SHARES          AMOUNT       CAPITAL       STOCKHOLDERS    DEFICIT         EQUITY
                                            --------        --------     ----------     ------------   -----------   -------------
Balances at December 31, 1995               4,667,936       $  4,668     15,288,676       (244,231)    (2,368,315)    12,680,798

Retirement of common stock and notes
 receivable from stockholders                  (6,000)            (6)       (29,244)        29,250             --             --

Net income                                         --             --             --             --      1,031,191      1,031,191
                                            ---------       --------     ----------       --------     ----------     ----------

Balances at December 31, 1996               4,661,936          4,662     15,259,432       (214,981)    (1,337,124)    13,711,989

Exercise of common stock options                1,250              1          3,592             --             --          3,593

Retirement of common stock and notes
 receivable from stockholders                 (17,000)           (17)       (65,662)        67,098             --          1,419
Net loss                                           --             --             --             --     (2,511,942)    (2,511,942)
                                            ---------       --------     ----------       --------     ----------     ----------

Balances at December 31, 1997               4,646,186       $  4,646     15,197,362       (147,883)    (3,849,066)    11,205,059
                                            ---------       --------     ----------       --------     ----------     ----------
                                            ---------       --------     ----------       --------     ----------     ----------

See accompanying notes to consolidated financial statements.

              LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                    Consolidated Statements of Cash Flows

                   Years ended December 31, 1997 and 1996

                                                                   1997           1996
                                                               -----------     ----------
Cash flows from operating activities:
  Net income (loss)                                            $(2,511,942)     1,031,191
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation and amortization                                1,068,309        816,709
    Loss on disposal of capital equipment                            8,575             --
    Loss on foreign currency exchange                               10,136             --
    Provision for deferred income taxes                             32,416        143,400
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable, net           (1,127,030)       423,874
      (Increase) decrease in contract in
       progress with earned revenue exceeding
       related progress billings                                   576,720       (402,021)
      (Increase) decrease in inventory                            (934,530)       147,797
      (Increase) decrease in prepaid expenses and other assets      44,060       (115,913)
      Increase (decrease) in accounts payable                      225,775       (326,770)
      Increase in accrued liabilities                               79,150         15,217
      Increase in customer deposits                                143,412             --
      Increase (decrease) in deferred maintenance revenue           48,527        (24,194)
                                                               -----------     ----------

        Net cash provided by (used in) operating activities     (2,336,422)     1,709,290
                                                               -----------     ----------

Cash flows from investing activities:
  Capital expenditures                                            (766,868)    (1,084,940)
  Proceeds from disposal of capital equipment                       15,000             --
  Decrease (increase) in notes receivable                           80,797       (216,312)
  Increase in deposits and other assets                            (19,495)        (5,825)
  Capitalized software costs                                      (460,540)      (492,499)
                                                               -----------     ----------

        Net cash used in investing activities                   (1,151,106)    (1,799,576)
                                                               -----------     ----------

Cash flows from financing activities:
  Proceeds from facility mortgage                                  700,000             --
  Payments of facility mortgage                                     (8,425)            --
  Proceeds from exercise of stock options                            3,593             --
                                                               -----------     ----------

        Net cash provided by financing activities                  695,168             --
                                                               -----------     ----------

Net decrease in cash and cash equivalents                       (2,792,360)       (90,286)

Cash and cash equivalents, beginning of year                     6,126,484      6,216,770
                                                               -----------     ----------

Cash and cash equivalents, end of year                         $ 3,334,124      6,126,484
                                                               -----------     ----------
                                                               -----------     ----------

                                                                     (Continued)

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                    Years ended December 31, 1997 and 1996

                                                                   1997           1996
                                                               -----------     ----------
Supplemental cash flow information:
  Interest paid                                                $    33,730             --
                                                               -----------     ----------
                                                               -----------     ----------

Income taxes paid                                              $        --         54,000
                                                               -----------     ----------
                                                               -----------     ----------

Noncash investing and financing activities:
  In 1997, 17,000 shares of common stock were retired in exchange for forgiveness of a stockholder note receivable of $67,098.

  In 1997, the Company transferred inventory valued at $416,440 to property and equipment.

  In 1997, the Company entered into a capital lease for property and equipment in the amount of $25,085.

  In 1997, the Company converted $124,271 of customer trade accounts receivable to a note receivable.

  In 1996, 6,000 shares of common stock were retired in exchange for forgiveness of a stockholder note receivable of $29,250.

  In 1996, the Company transferred inventory valued at $154,974 to property and equipment.


See accompanying notes to consolidated financial statements.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               December 31, 1997


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

     ORGANIZATION AND BUSINESS

     Loronix Information Systems, Inc. (the Company) was incorporated in October 1992, under the laws of the state of Nevada. The Company was formed in connection with the reincorporation from Colorado to Nevada of GPC, Inc. dba Loronix and Loronix Information Systems, Inc. in October 1992, in which GPC, Inc. merged into the Company. The Company designs, markets and sells a family of digital identification products and digital CCTV video management surveillance products based on the Company's proprietary software.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned United Kingdom subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION

     Revenue from sales of systems and supplies are generally recorded upon shipment. A portion of this revenue may be deferred if significant obligations are to be fulfilled in the future, in which case such revenue is recognized when all obligations have been fulfilled. Maintenance revenue is recognized ratably over the term of the contracts, typically one year.

     Long-term contract revenue is recognized using the percentage of completion method. Earned revenue is based on the percentage that incurred costs to date bear to total costs after giving effect to the most recent management estimate of total cost, and reflects the original contract price adjusted for agreed-upon change order revenue, if any. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Losses expected to be incurred on jobs in process are charged to income as soon as such losses are known. Costs and estimated earnings in excess of billings on uncompleted contracts are reported as "Contract in progress with earned revenue exceeding related progress billings" in the accompanying consolidated balance sheet.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from 3 to 30 years. Amortization of assets under capital lease is recorded using the straight-line method based on the shorter of the lease term or the estimated useful lives of the assets.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     CAPITALIZED SOFTWARE COSTS

     The Company has capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis using the straight-line method over a three-year useful life. Amortization expense for the years ended December 31, 1997 and 1996 was $297,745 and $231,597, respectively.

     GOODWILL

     Goodwill is being amortized using the straight-line method over 10 years. The Company assesses the recoverability of goodwill by determining whether the carrying value can be recovered by projected undiscounted future cash flows. Amortization of goodwill for each of the years ended December 31, 1997 and 1996 was $5,768 and $5,769, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES

     Expenditures for research and development costs are expensed in the year incurred. In 1997 and 1996, the Company recorded expenses, net of capitalized software costs, of $1,525,827 and $980,971, respectively.

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

     NET INCOME (LOSS) PER COMMON SHARE

     In December 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15") and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. The adoption of SFAS No. 128 did not have a material effect on the Company's net income (loss) per common share. Options and warrants totaling approximately 1,262,000 and 1,140,000 shares were excluded from the computations of net income (loss) per common share for the years ended December 31, 1997 and 1996, respectively, as their effect is anti-dilutive. Options and warrants with a net dilutive effect of approximately 64,000 shares were previously included in the computation of net income per share for the year ended December 31, 1996, however, these additional shares had no impact on net income per share from that calculated under basic EPS.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that fair values be disclosed for most of the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, contract in progress with earned revenue exceeding related progress billings, accounts payable, accrued liabilities and accrued taxes are considered to be representative of their respective fair values because of the short maturity of these instruments. For the notes receivable, related parties, and notes receivable from stockholders, a reasonable estimate of fair value is not practicable due to the inherent difficulty of evaluating the related party relationship and timing of payments. The carrying amount reported for long-term debt approximates its fair value because the underlying instrument bears interest at a rate that is comparable to current rates offered to the Company for similar debt instruments.

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

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be attributed on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     RECLASSIFICATIONS

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(2)  BUSINESS CONCENTRATION

     For the years ended December 31, 1997 and 1996, sales to two customers accounted for 47% and 54%, respectively, of total revenue. Outstanding receivables from these same customers accounted for 37% of trade accounts receivable at December 31, 1997 and 100% of contract in progress with earned revenue exceeding related progress billings as of December 31, 1997.

(3)  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACT

     Costs and estimated earnings on uncompleted contract at December 31, 1997 are as follows:

               Costs incurred on uncompleted contract              $  2,647,737
               Estimated earnings                                     3,236,123
                                                                   ------------

                                                                      5,883,860
               Less billed to date                                   (5,168,097)
                                                                   ------------
               Included in the accompanying consolidated balance
                sheet under the following caption - contract in
                progress with earned revenue exceeding related
                progress billings                                  $    715,763
                                                                   ------------
                                                                   ------------

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of December 31, 1997:

          Land                                                     $    225,917
          Building                                                    1,212,520
          Machinery and equipment and third-party software            3,515,535
          Office equipment and furniture                                312,517
          Airplane                                                      184,510
          Automobiles                                                    26,369
          Capital lease                                                  25,085
                                                                   ------------

                                                                      5,502,453

          Less accumulated depreciation and amortization             (1,721,132)
                                                                   ------------
          Total                                                    $  3,781,321
                                                                   ------------
                                                                   ------------

(5)  NOTES RECEIVABLE, RELATED PARTIES

     In November and December 1996, the Company granted to various officers, directors and an executive, advances for the purchase of automobiles in exchange for promissory notes in the amount of $216,312 and had an outstanding balance of $135,515 as of December 31, 1997. In addition, the Company has outstanding receivables of $134,744 at December 31, 1997, from various officers, directors and employees for general advances and loans.

     The Company also has notes receivable from stockholders which were received in exchange for the issuance of common stock. These notes are secured by the underlying common stock, accrue interest annually at rates ranging from 5.34% to 5.78% and mature on various dates through February 2000.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(6)  LONG-TERM DEBT

     Long-term debt at December 31, 1997 consists of the following:

          9.5% mortgage note payable to bank due in monthly
            installments with a final payment of $562,055 due at
            maturity in 2002.  The note is secured by substantially
            all of the Company's assets.                            $  691,575

          Less current portion                                         (23,611)
                                                                    ----------

          Long-term debt, net of current portion                    $  667,964
                                                                    ----------
                                                                    ----------

     Aggregate maturities of the note payable for each of the five years subsequent to December 31, 1997 consist of the following:

       YEAR ENDING
       -----------
          1998                                                       $  23,611
          1999                                                          25,343
          2000                                                          27,858
          2001                                                          30,623
          2002                                                         584,140
                                                                     ---------

                                                                     $ 691,575
                                                                     ---------
                                                                     ---------

     On July 31, 1997, the Company entered into a loan agreement with a lending institution. The loan agreement includes a mortgage note, as well as a line of credit agreement under which the Company may borrow up to $2,500,000. Interest on amounts outstanding under the line of credit agreement accrues at the bank's prime rate plus one point (9.5% at December 31, 1997). At December 31, 1997, no amounts were outstanding under the line of credit agreement. The loan agreement contains restrictive covenants, which include restrictions on working capital, tangible net worth, the payment of dividends and capital expenditures. At December 31, 1997, the Company was in violation of certain of these covenants, however, the Company obtained a waiver from the lending institution for the violations.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(7)  INCOME TAXES

     The current-year income tax expense consists of the following at December 31, 1997 and 1996:

                                                      1997          1996
                                                   ---------      ---------
          Current:
            Federal                                $      --         17,468
            State                                         --             --
                                                   ---------      ---------

                                                          --         17,468
                                                   ---------      ---------
          Deferred:
            Federal                                   25,216        125,348
            State                                      7,200         18,052
                                                   ---------      ---------

                                                      32,416        143,400
                                                   ---------      ---------

                                                   $  32,416        160,868
                                                   ---------      ---------
                                                   ---------      ---------

     Income tax expense for the years ended December 31, 1997 and 1996 differs from the amount computed by applying the federal statutory rate of 34% as follows:

                                                      1997           1996
                                                   ---------      ---------
     Computed at federal statutory rate            $(843,000)       405,300
     State tax                                      (100,800)        11,914
     Change in the valuation allowance               958,300       (305,000)
     Nondeductible expenses                           98,200         47,124
     General business credits                        (80,284)            --
     Other, net                                           --          1,530
                                                   ---------      ---------

                                                   $  32,416        160,868
                                                   ---------      ---------
                                                   ---------      ---------

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 are as follows:

     Deferred tax assets:
       Net operating loss carryforwards                             $  955,600
       Research and experimentation credits                            271,200
       Alternative minimum tax credits                                  35,000
       Accounts receivable principally due to the allowance
         for doubtful accounts                                          47,300
       Inventory principally due to the allowance for obsolescence     150,600
                                                                    ----------

              Total gross deferred tax assets                        1,459,700

     Valuation allowance                                              (958,300)
                                                                    ----------

              Net deferred tax assets                                  501,400
                                                                    ----------

     Deferred tax liabilities:
       Property and equipment due to differences in depreciation       194,400
       Software development costs                                      307,000
                                                                    ----------

              Total deferred tax liabilities                           501,400
                                                                    ----------

              Net deferred income taxes                             $       --
                                                                    ----------
                                                                    ----------

     In 1997, the Company recognized an increase in the valuation allowance of $958,300. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management has provided a full valuation allowance for the net deferred tax assets as of December 31, 1997. The Company has net operating loss carryforwards for federal tax reporting purposes, which amounted to approximately $2,421,500 as of December 31, 1997, which begin to expire in 2008. Additionally, the Company has research and development credits for federal tax reporting purposes amounting to $271,200, which begin to expire in 2008, and alternative minimum tax credits of $35,000, which have no expiration date.

(8)  STOCKHOLDERS' EQUITY

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

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     COMMON STOCK WARRANTS

     During 1993 and 1994, the Company issued warrants to purchase shares of common stock. At December 31, 1997, there were 240,000 warrants outstanding at an exercise price of $8.40 per share. Warrants are exercisable from the date of grant and expire on August 24, 1999.

     The Company determined that the relative fair market value of the common stock warrants at issuance was immaterial; accordingly, no value was assigned to such warrants.

     STOCK OPTION PLAN

     In 1992, the Company established a Stock Option Plan (the Plan) for employees and consultants. Options granted under the Plan may be incentive stock options (ISOs) or nonstatutory stock options (NSOs). The Plan was amended in 1996, and the maximum number of shares of common stock which may be optioned and sold under the Plan is 1,050,000. Options have a term of up to ten years, and generally become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant.

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

     ISO and NSO option activity from 1995 through 1997 is as follows:

                                                   WEIGHTED-       WEIGHTED-
                                                    AVERAGE         AVERAGE
                                      SHARES         RANGE       EXERCISE PRICE
                                     --------   --------------   --------------
ISO options:
  Outstanding at December 31, 1995    334,294   $  2.63 - 6.00      $  3.78
  Granted                             160,000      2.13 - 4.63         2.88
  Canceled                            (41,525)     2.38 - 4.88         3.83
                                     --------   --------------      -------

  Outstanding at December 31, 1996    452,769      2.13 - 6.00         3.46
  Granted                             173,099      1.19 - 4.38         3.23
  Exercised                            (1,250)     2.88 - 2.88         2.88
  Canceled                           (162,275)     2.66 - 4.88         3.87
                                     --------   --------------      -------

  Outstanding at December 31, 1997    462,343   $  1.19 - 6.00      $  3.23
                                     --------   --------------      -------
                                     --------   --------------      -------

  Exercisable at December 31, 1996    162,894   $  2.63 - 6.00      $  3.91
                                     --------   --------------      -------
                                     --------   --------------      -------

  Exercisable at December 31, 1997    225,567   $  2.13 - 6.00      $  3.47
                                     --------   --------------      -------
                                     --------   --------------      -------

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                                   WEIGHTED-       WEIGHTED-
                                                    AVERAGE         AVERAGE
                                      SHARES         RANGE       EXERCISE PRICE
                                     --------   --------------   --------------
NSO options:
  Outstanding at December 31, 1995    362,004   $  3.06 - 5.10      $  4.04
  Granted                              75,000      3.25 - 4.13         3.83
                                     --------   --------------      -------

  Outstanding at December 31, 1996    437,004      3.06 - 5.10         4.01
  Granted                             238,501      3.08 - 3.88         3.57
  Canceled                           (116,000)     4.88 - 5.10         4.94
                                     --------   --------------      -------

  Outstanding at December 31, 1997    559,505   $  3.06 - 5.10      $  3.63
                                     --------   --------------      -------
                                     --------   --------------      -------

  Exercisable at December 31, 1996    307,254   $  3.06 - 5.10      $  3.99
                                     --------   --------------      -------
                                     --------   --------------      -------

  Exercisable at December 31, 1997    367,755   $  3.06 - 5.10      $  3.62
                                     --------   --------------      -------
                                     --------   --------------      -------

     As of December 31, 1997, the range of exercise prices and weighted-average remaining contractual lives of ISO and NSO options outstanding was $1.19 - $6.00 and 7.4 years, and $3.06 - $5.10 and 6.3 years, respectively. The following is a summary of stock options outstanding at December 31, 1997:

                             OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                     ------------------------------------ ---------------------
                                   WEIGHTED-
                                    AVERAGE     WEIGHTED-              WEIGHTED-
         RANGE OF                  REMAINING     AVERAGE                AVERAGE
         EXERCISE       NUMBER    CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
          PRICES     OUTSTANDING     LIFE        PRICE    EXERCISABLE    PRICE
      ------------   -----------  -----------   --------- -----------  ---------
      $1.19 - 2.50      16,100       9.70       $ 2.14           --     $  --
       2.51 - 3.50     580,148       6.60         3.10      369,472      3.20
       3.51 - 4.50     345,000       7.50         3.73      145,950      3.69
       4.51 - 6.00      80,600       4.40         5.05       77,900      5.04
                     ---------                              -------
                     1,021,848       6.80         3.45      593,322      3.56
                     ---------                              -------
                     ---------                              -------

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     The Company applies APB Opinion No. 25 in accounting for its option plan, and accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income
     (loss) per share would have been adjusted to the pro forma amounts as follows:

                                       1997                        1996
                           --------------------------   ------------------------
                           AS REPORTED     PRO FORMA    AS REPORTED    PRO FORMA
      Net income (loss)    $(2,511,942)    (3,064,846)   1,031,191      824,000
      Net income (loss)
       per share           $      (.54)          (.66)        0.22         0.18


     Pro forma net income (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income
     (loss) amounts presented above because compensation cost is reflected over the options' vesting period of 4 years, and compensation cost for options granted prior to January 1, 1995 is not considered.
     The per share weighted-average fair value of ISO and NSO stock options granted during 1997 and 1996 at an exercise price equal to the fair market value on the date of grant was $2.41 and $1.84, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 1997 and 1996 grants: expected dividend yield of 0%, risk-free interest rate of 5.5% and 6.0%, respectively, expected life of 4 years, and expected volatility of 86.75% and 70.19%, respectively.

     The Company notes that the effect of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years.

(9)  LEASES

     The Company leases various facilities, automobiles and certain equipment under noncancelable operating leases expiring at various dates through September 2002. It is expected that leases expiring will be renewed in the ordinary course of business.

     The Company is also obligated under a capital lease for certain office equipment which expires in 1999. Capital equipment recorded under this capital lease was $25,085 as of December 31, 1997.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     At December 31, 1997, future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                 CAPITAL     OPERATING
          YEARS ENDING DECEMBER 31,               LEASE       LEASES
          -------------------------             ---------    ---------
                   1998                         $  13,400    $  68,960
                   1999                            10,850       62,186
                   2000                                --       22,634
                   2001                                --          579
                   2002                                --          579
                                                ---------    ---------

          Total minimum lease payments             24,250    $ 154,938
                                                             ---------
                                                             ---------
          Less amount representing interest        (1,276)
                                                ---------

          Present value of obligations under
           capital lease                           22,974
          Less current portion                    (12,542)
                                                ---------

          Long-term capital lease obligations   $  10,432
                                                ---------
                                                ---------

     Rental expense under operating leases was approximately $80,000 for the years ended December 31, 1997 and 1996.

(10) RETIREMENT PLAN

     The Company sponsors a 401(k) Retirement Plan which is available to substantially all employees after three months of service. Employees may contribute from 1% to 15% of their wages subject to limits stated in the Internal Revenue Code. The Company may make discretionary contributions to the plan, which vest immediately. There were no discretionary contributions for the years ended December 31, 1997 and 1996.

(11) CONTINGENCIES

     The Company has completed its litigation with the Company's former Vice President of Marketing and Sales, Robert Demson, who filed a lawsuit against the Company alleging breach of contract and fraud. This individual, who terminated his employment with the Company in May 1994, alleged that he was promised, but never received, options to purchase shares of the Company's Common Stock at a significant discount from fair market value; and that he was deprived of certain sales commissions. The parties agreed to binding arbitration, which was completed on May 1, 1997. The arbitration ruled in favor of the Company on the claim for stock options, and in favor of the individual on the claim for commissions. As a result of the arbitrator's ruling, the Company paid the individual $18,112.

               LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

     On October 17, 1997, the Company received notice that it has been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc., in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware products infringe certain claims of two patents held by Prima Facie, Inc., and that the Company has interfered with Prima Facie, Inc.'s business relationships. The lawsuit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a co-defendant. The Company believes the allegations of the complaint are without merit and intends to defend itself vigorously in this matter, and believes the ultimate liability will not be material to the consolidated financial position or results of operations of the Company.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     In July 1996, the Company entered into an agreement with the State of Colorado, whereby the State would provide certain infrastructure improvements on behalf of the Company in return for commitments from the Company to (i) create a certain number of jobs for low to moderate income families within two years; and (ii) retain its headquarters in La Plata county for a minimum of five years. In the event the Company ceases full-time operations or breaches its agreement, it could be liable for liquidated damages. Such damages would not exceed $150,418, the amount actually spent on infrastructure improvements by the State.

     An outstanding letter of credit, principally related to improvements to the airport facility land, amounted to approximately $27,000 at December 31, 1997. The letter of credit is collateralized by certificates of deposit.