Form 10QSB
period 1998-03-31
LORONIX INFORMATION SYSTEMS INC
filed 1998-05-12
CIK 925538

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549
                                  FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

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

     AS OF APRIL 28, 1998 THERE WERE 4,646,186 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                       LORONIX INFORMATION SYSTEMS, INC.

                                     INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.

         ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEET                      1
                    AS OF MARCH 31, 1998

                 CONDENSED CONSOLIDATED STATEMENTS                         3
                    OF OPERATIONS FOR THE THREE MONTHS ENDED
                    MARCH 31, 1998 AND 1997

                 CONDENSED CONSOLIDATED STATEMENTS OF                      4
                    CASH FLOWS FOR THE THREE MONTHS ENDED
                    MARCH 31, 1998 AND 1997

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL                 6
                    STATEMENTS

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   7
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         11


SIGNATURES.                                                               12

                       PART I - FINANCIAL INFORMATION

                      LORONIX INFORMATION SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                            MARCH 31,
                                                              1998
                                                           -----------
                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                                $2,662,051
   Accounts receivable:
     Trade, net of allowance for doubtful accounts
       of $108,533                                           2,860,408
     Officers and employees                                    134,635
   Contracts in progress with earned revenue
     exceeding related progress billings                        77,567
   Inventory, net                                            1,479,777
   Prepaid expenses and other assets                           259,284
   Note receivable                                             108,669
   Notes receivable, related parties                            38,454
                                                           -----------
       Total current assets                                  7,620,845

   Property and equipment, net of accumulated
      depreciation of $1,916,761                             3,668,584
   Capitalized software costs, net of accumulated
      amortization of $954,415                                 828,045
   Notes receivable, related parties                            67,291
   Deposits and other assets                                    37,575
                                                           -----------
       Total assets                                        $12,222,340
                                                           -----------
                                                           -----------

                                  (continued)

                       LORONIX INFORMATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            MARCH 31,
                                                              1998
                                                           (UNAUDITED)
                                                           -----------
Current liabilities:
   Accounts payable                                           $675,255
   Accrued liabilities                                         247,450
   Facility mortgage                                            22,516
   Capital lease                                                10,780
   Customer deposits                                             9,100
   Deferred maintenance revenue                                 50,982
                                                           -----------
     Total current liabilities                               1,016,083

Facility mortgage                                              663,504
Capital lease                                                    6,288
                                                           -----------
     Total liabilities                                       1,685,875
                                                           -----------
                                                           -----------
Stockholders' equity:
  Preferred stock, $.001 par value,
   authorized 2,000,000 shares, no shares
   issued and outstanding                                            -
  Common stock, $.001 par value, authorized
   20,000,000 shares, issued and outstanding,
   4,646,186 shares                                              4,646
  Additional paid-in capital                                15,197,362
  Notes receivable from stockholders                          (147,883)
  Accumulated deficit                                       (4,517,660)
                                                           -----------
     Total stockholders' equity                             10,536,465
                                                           -----------
     Total liabilities and stockholders' equity            $12,222,340
                                                           -----------
                                                           -----------


                See accompanying notes to financial statements.

                       LORONIX INFORMATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       1998         1997
                                                    ----------   ----------
                                                          (UNAUDITED)
Systems, supplies and maintenance
  revenue                                           $1,903,869   $1,673,900
                                                    ----------   ----------
Operating costs and expenses:
  Cost of products sold                              1,003,563      808,068
  Operations and customer support                      347,924      406,983
  Selling, general and administrative                  899,677      874,152
  Research and development                             339,896      376,632
                                                    ----------   ----------
    Total cost and expenses                          2,591,060    2,465,835

    Loss from operations                              (687,191)    (791,935)

Other income (expense):
  Interest income, net                                  31,843       59,567
  Other expense                                        (12,447)      (9,068)
                                                    ----------   ----------
    Total other income                                  19,396       50,499

    Loss before income taxes                          (667,795)    (741,436)

Income tax (expense) benefit                              (800)     210,962
                                                    ----------   ----------
    Net loss                                         ($668,595)   ($530,474)
                                                    ----------   ----------
                                                    ----------   ----------
Basic and diluted loss per share                        ($0.14)      ($0.11)
                                                    ----------   ----------
                                                    ----------   ----------
Weighted-average shares outstanding                  4,646,186    4,661,936
                                                    ----------   ----------
                                                    ----------   ----------

                  See accompanying notes to financial statements.

                      LORONIX INFORMATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              1998         1997
                                                           ----------   ----------
                                                            (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities:
 Net loss                                                   ($668,595)   ($530,474)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                              293,394      226,344
   Loss on disposal of capital equipment                          221        5,140
   Gain on foreign currency exchange                           (4,215)           -
   Provision for deferred income taxes                              -     (211,594)
   Changes in operating assets and liabilities:
    Increase in accounts receivable, net                     (395,417)    (493,488)
    Decrease in contracts in progress with earned revenue
     exceeding related progress billings                      638,196            -
    Increase in inventory, net                                 (3,225)    (787,667)
    Increase in prepaid expenses and other assets             (66,600)    (140,854)
    (Decrease) increase in accounts payable                  (179,279)     335,886
    Decrease in accrued liabilities                           (33,554)     (63,221)
    Decrease in customer deposits                            (134,312)           -
    Decrease in deferred revenue                              (12,488)      (2,772)
                                                           ----------   ----------
       Net cash used in operating activities                 (565,874)  (1,662,700)
                                                           ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                         (51,754)    (437,498)
 Proceeds from disposal of capital equipment                                15,000
 Decrease in notes receivable                                  45,372       12,682
 Decrease (increase) in deposits and other assets               6,498       (2,734)
 Capitalized software                                        (100,760)    (116,000)
                                                           ----------   ----------
       Net cash used in investing activities                 (100,644)    (528,550)
                                                           ----------   ----------
Cash flows from financing activities:
 Payments on facility mortgage                                 (5,555)           -
                                                           ----------   ----------
Net decrease in cash                                         (672,073)  (2,191,250)
Cash and cash equivalents, beginning of year                3,334,124    6,126,484
                                                           ----------   ----------
Cash and cash equivalents, end of March                    $2,662,051   $3,935,234
                                                           ----------   ----------
                                                           ----------   ----------

                                  (continued)

                        LORONIX INFORMATION SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                       1998         1997
                                                   -----------  -----------
                                                   (UNAUDITED)  (UNAUDITED)
Supplemental cash flow information:
   Interest paid                                     $16,823           -
                                                     -------        ----
                                                     -------        ----
   Income taxes paid                                    $800        $800
                                                     -------        ----
                                                     -------        ----
Noncash investing activities:
  In 1998 the Company transferred inventory valued at $34,496 to property and equipment.
  In 1997 the Company transferred inventory valued at $101,590 to property and equipment.


                  See accompanying notes to financial statements.

                      LORONIX INFORMATION SYSTEMS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (MARCH 31, 1998 - UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with Loronix Information Systems, Inc.'s Form 10-KSB for the year ended December 31, 1997.

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

NOTE 2:   REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS 130, REPORTING COMPREHENSIVE INCOME. This Statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required.
 The adoption of this statement had no material impact to the Company's financial condition or results of operation as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with Loronix Information Systems, Inc.'s (the "Company") condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased from $1.67 million in the first quarter of 1997 to $1.90 million in the first quarter of 1998, representing a 14% increase. Revenue in the first quarter of 1997 and 1998 included approximately $720,000, or 43%, and $1.51 million, or 79%, of digital recording related products ("CCTVware-Registered Trademark- Products"), respectively.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $808,100 in the first quarter of 1997 to $1.0 million in the first quarter of 1998, and represented 48% and 53% of revenue, respectively. The increase in the cost of products sold as a percentage of revenue was primarily attributable to a shift in the Company's product mix away from identification products ("ID Products") and toward CCTVware Products, which have a higher cost of product sold as a percentage of revenue.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses decreased from $407,000 in the first quarter of 1997 to $347,900 in the first quarter of 1998, and represented 24% and 18% of revenue, respectively. The decrease in such expenses resulted primarily from headcount and related compensation decreases and decreases in travel and supplies expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $874,200 in the first quarter of 1997 to $899,700 in the first quarter of 1998, and represented 52% and 47% of revenue, respectively. The increase in such expenses resulted primarily from increases in travel expenses and accounting and legal fees.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from $376,600 in the first quarter of 1997 to $339,900 in the first quarter of 1998, and represented 22% and 18% of revenue, respectively. The decrease in such expenses resulted primarily from headcount and related compensation decreases and decreases in recruiting expenses.

     INTEREST INCOME, NET. Net interest income decreased from $59,600 in the first quarter of 1997 to $31,800 in the first quarter of 1998. This decrease was due to a reduction in cash available for investment.

     INCOME TAX EXPENSE/BENEFIT. An income tax benefit of $211,000 for the first quarter of 1997 was estimated at 29% of the pretax loss. An income tax expense of $800, representing minimum estimated California franchise tax, was recorded for the first quarter of 1998. Further, in the first quarter of 1998, any tax benefit from the operating loss was offset by an increase in the valuation allowance for deferred tax assets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997 and 1998, the Company financed its operations primarily from working capital.

     The Company's principal uses of cash during the three months ended March 31, 1997 and 1998 were to (i) fund operating activities; (ii) acquire property and equipment; and (iii) invest in the development of software.

     During the first three months of 1997, the Company's cash and cash equivalents decreased from $6,126,500 at December 31, 1996 to $3,935,200 at March 31, 1997. Net cash used in operating activities of $1.7 million consisted primarily of losses of $530,500, increases in deferred income tax assets, accounts receivable, inventory, prepaid expenses and other assets and a decrease in accrued liabilities offset by depreciation and amortization and an increase in accounts payable. During the first three months of 1997, the Company's inventory levels increased by $787,700. This increase resulted primarily from the procurement of certain components necessary for the assembly of the Company's CCTVware Transit and Solo products in anticipation of expected demand. Net cash used in investing activities of $528,600 consisted primarily of $437,500 of capital expenditures and $116,000 of capitalized software.

     During the first three months of 1998, the Company's cash and cash equivalents decreased from $3,334,100 at December 31, 1997 to $2,662,100 at March 31, 1998. Net cash used in operating activities of $550,300 consisted primarily of losses of $668,600, increases in accounts receivable and prepaid expenses and other assets and decreases in accounts payable, accrued liabilities, customer deposits and deferred revenue of $822,500 offset by depreciation and amortization and decreases in notes receivable and contracts in progress with earned revenue exceeding related progress billings of $947,200. Net cash used in investing activities consisted primarily of $51,800 of capital expenditures and $100,800 of capitalized software.

     At March 31, 1998, the Company had $6.6 million in working capital, including $2.9 million of trade accounts receivable and $1.5 million of inventory. Of the $2.9 million of trade accounts receivable, approximately $1.1 million was recorded in conjunction with March 1998 sales. Further, an additional $638,200 of trade accounts receivable was recorded in March 1998 representing milestone billings associated with a long-term contract (the "Aramco Contract") with Aramco Services Company, the U.S. subsidiary of Aramco, a Saudi Arabian multinational corporation, ("Aramco"). Payment of the $638,200 was received in April 1998. An additional $309,000 accounts receivable balance is due from Aramco and is expected to be received in the second quarter of 1998. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 128 days as of March 31, 1998, compared to 90 days for the same period a year ago.

     The Company's inventory balance at March 31, 1998 and 1997 was $1.5 million and $1.7 million, respectively. Annualized inventory turns, calculated using an average inventory balance, were 2.4 and 2.1 as of March 31, 1998 and 1997, respectively.

     The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $2.5 million line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit facility expires in May 1998 and the Company expects to renew this credit facility. The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 1998 of approximately $450,000. The Company believes it has sufficient working capital to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the third sentence under the caption "Revenue", and the fifth sentence of the fifth paragraph and the third, fifth and sixth sentences of the seventh paragraph under the caption "Financial Condition, Liquidity and Capital Resources" are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

     DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its ID Products and CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers, systems integrators and distributors and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the businesses with which the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company's products or will not otherwise discontinue their relationships with the Company. For instance, an original equipment manufacturer that used to sell the Company's ID Products elected to produce its own identification products and currently competes with the Company.

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

     DEPENDENCE ON A MAJOR CUSTOMER. In 1996, Aramco and the Aramco Contract accounted for 56% of the Company's revenue. The Company has completed substantially all of its obligations under the Aramco Contract and other sales associated with Aramco and currently has no reason to believe that it will not collect the approximately $388,000 remaining payments to be made thereunder. However, there can be no assurance that events or conditions may not occur which could threaten the Company's ability to collect the remaining amounts owed by Aramco which could result in a material adverse effect on the Company's business, operating results and financial condition. The Company does not currently anticipate that Aramco will generate any material revenue for the Company in the foreseeable future.

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

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Products has delayed anticipated revenue, delays in the awarding of municipal contracts to the Company for CCTVware Products delayed the booking of substantial orders and the conclusion of the Aramco Contract has led to a sharp decrease in the Company's ID Product revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     CAPITAL REQUIREMENTS. The Company believes that it has sufficient working capital to meet its requirements for at least the next 12 twelve months. However, to the extent that the Company experiences growth generally, or the Company's CCTVware line of products generates high demand, or the Company receives extraordinary large orders for certain CCTVware products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in each of the past 5 quarters, and such losses, which may continue in the foreseeable future, will diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, financial condition and results of operation.

     VOLATILITY OF STOCK PRICE. The market price of the Company's Common Stock has experienced significant volatility, and is likely to continue to be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, the Company's failure to meet or exceed published earnings estimates, changes in earnings estimates or recommendations by securities analysts, announcements of technological innovations, new products or new contracts by the Company or its existing or potential competitors, developments with respect to patents, copyrights or proprietary rights, adoption of new accounting standards affecting the software industry, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the Common Stock of technology companies which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock. There can be no assurance that the trading price of the Company's Common Stock will not experience substantial volatility in the future.

PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  27    Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Loronix Information Systems, Inc.


May 11, 1998                           /s/ Jonathan C. Lupia
------------                           -----------------------------------
   Date                                Jonathan C. Lupia
                                       Chief Financial Officer