Form 10QSB
period 1998-06-30
LORONIX INFORMATION SYSTEMS INC
filed 1998-08-11
CIK 925538

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC. 20549
                                    FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

     AS OF JULY 30, 1998 THERE WERE 4,646,836 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                         LORONIX INFORMATION SYSTEMS, INC.

                                       INDEX


PART I.     FINANCIAL INFORMATION                                       PAGE NO.
            ---------------------                                       --------
            Item 1. Financial Statements

                    Condensed Consolidated Balance Sheet                    1
                      as of June 30, 1998

                    Condensed Consolidated Statements                       3
                      of Operations for the three and six months
                      ended June 30, 1998 and 1997

                    Condensed Consolidated Statements of                    4
                      Cash Flows for the six months ended
                      June 30, 1998 and 1997

                    Notes to Condensed Consolidated Financial               6
                      Statements

            Item 2. Management's Discussion and Analysis of                 7
                    Financial Condition and Results of Operations


PART II.    OTHER INFORMATION
            -----------------
            Item 1. Legal Proceedings                                      12

            Item 4. Submission of Matters to a Vote of Security Holders    12

            Item 6. Exhibits and Reports on Form 8-K                       12


SIGNATURES.                                                                13

                         PART I - FINANCIAL INFORMATION

                       LORONIX INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                      JUNE 30,
                                                                        1998
                                                                     -----------
                                                                     (UNAUDITED)
Current assets:
     Cash and cash equivalents                                       $3,822,693
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
          of $138,533                                                 2,483,698
        Officers and employees                                          140,494
     Inventory, net                                                   1,962,652
     Prepaid expenses and other assets                                  346,179
     Note receivable                                                    107,734

     Notes receivable, related parties                                   38,454
                                                                    -----------
             Total current assets                                     8,901,904


     Property and equipment, net of accumulated
       depreciation of $2,101,721                                     3,519,921
     Capitalized software costs, net of accumulated
       amortization of $1,054,013                                      819,847

     Notes receivable, related parties                                   57,678
     Deposits and other assets                                           42,671
                                                                    -----------
             Total assets                                           $13,342,021
                                                                    -----------
                                                                    -----------

                                    (continued)

                       LORONIX INFORMATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     JUNE 30,
                                                                       1998
                                                                    -----------
                                                                    (UNAUDITED)
Current liabilities:
     Accounts payable                                               $   889,489
     Accrued liabilities                                                226,837
     Facility mortgage, current portion                                  22,516
     Capital lease                                                       10,780
     Customer deposits                                                1,834,885
     Deferred maintenance revenue                                        45,808
                                                                    -----------
          Total current liabilities                                   3,030,315

     Facility mortgage, net of current portion                          658,003
     Capital lease                                                        3,593
                                                                    -----------
           Total liabilities                                          3,691,911
                                                                    -----------
Stockholders' equity:
   Preferred stock, $.001 par value,
     authorized 2,000,000 shares, no shares
     issued and outstanding                                                   -
   Common stock, $.001 par value, authorized
     20,000,000 shares, issued and outstanding,
     4,646,836 shares                                                     4,647
   Additional paid-in capital                                        15,199,175
   Notes receivable from stockholders                                  (147,883)
   Accumulated deficit                                               (5,405,829)
                                                                    -----------
          Total stockholders' equity                                  9,650,110
                                                                    -----------
          Total liabilities and stockholders' equity                $13,342,021
                                                                    -----------
                                                                    -----------

                 See accompanying notes to financial statements.

              LORONIX INFORMATION SYSTEMS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                      1998             1997                1998                 1997
                                                   ---------------------------          --------------------------------
                                                           (UNAUDITED)                             (UNAUDITED)
Systems, supplies and maintenance
  revenue                                          $1,984,676       $2,453,514          $ 3,888,545          $ 4,127,414
Operating costs and expenses:
  Cost of products sold                             1,065,930        1,453,690            2,069,493            2,261,758
  Operations and customer support                     313,383          406,007              661,307              812,990
  Selling, general and administrative               1,163,438          910,091            2,063,115            1,784,241
  Research and development                            339,763          328,448              679,659              705,082
                                                   ----------       ----------          -----------          -----------
       Total cost and expenses                      2,882,514        3,098,236            5,473,574            5,564,071

       Loss from operations                          (897,838)        (644,722)          (1,585,029)          (1,436,657)

Other income (expense):
  Interest income, net                                 18,098           30,617               33,118               90,163
  Other expense                                        (8,429)          (8,537)              (4,053)             (17,584)
                                                   ----------       ----------          -----------          -----------
                                                        9,669           22,080               29,065               72,579
       Loss before income taxes                      (888,169)        (622,642)          (1,555,964)          (1,364,078)
Income tax (expense) benefit                                -          187,062                 (800)             398,024
                                                   ----------       ----------          -----------          -----------
       Net loss                                     ($888,169)       ($435,580)         ($1,556,764)           ($966,054)
                                                   ----------       ----------          -----------          -----------
                                                   ----------       ----------          -----------          -----------
Basic and diluted loss per share                       ($0.19)          ($0.09)              ($0.34)              ($0.21)
                                                   ----------       ----------          -----------          -----------
                                                   ----------       ----------          -----------          -----------
Weighted-average shares outstanding                 4,646,329        4,662,279            4,646,258            4,662,108
                                                   ----------       ----------          -----------          -----------
                                                   ----------       ----------          -----------          -----------

                       See accompanying notes to financial statements.

                         LORONIX INFORMATION SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             1998               1997
                                                                         -------------------------------
                                                                         (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                              $(1,556,764)        $  (966,054)
   Adjustments to reconcile net loss to net cash
     provided by/(used in) operating activities:
       Depreciation and amortization                                         594,292             480,400
       Loss on disposal of capital equipment                                   6,857              12,466
       (Gain) loss on foreign currency exchange                               (1,175)              5,118
       Provision for deferred income taxes                                         -            (398,594)
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                               (24,566)         (1,810,112)
          Increase in inventory, net                                        (500,675)           (686,024)
          Decrease/(increase) in prepaid expenses and other assets           562,268            (116,497)
          Increase/(decrease) in accounts payable                             34,955             (20,175)
          Decrease in accrued liabilities                                    (54,967)            (60,327)
          Increase in customer deposits                                    1,691,473                   -
          (Decrease)/increase in deferred revenue                            (17,662)             18,934
                                                                         -----------         -----------
                Net cash provided by/(used in) operating activities          734,036          (3,540,865)
                                                                         -----------         -----------
Cash flows from investing activities:
   Capital expenditures                                                     (102,829)           (561,322)
   Proceeds from disposal of capital equipment                                     -              15,000
   Decrease in notes receivable                                               55,920              25,364
   Decrease in deposits and other assets                                       2,844               2,370
   Capitalized software                                                     (192,160)           (243,100)
                                                                         -----------         -----------
                Net cash used in investing activities                       (236,225)           (761,688)
                                                                         -----------         -----------
Cash flows from financing activities:
    Payments on facility mortgage                                            (11,056)                  -
    Proceeds from exercise of stock options                                    1,814               3,593
                                                                         -----------         -----------
                Net cash (used in)/ provided by financing activities:         (9,242)              3,593
Net increase/(decrease) in cash                                              488,569          (4,298,960)
Cash and cash equivalents, beginning of year                               3,334,124           6,126,484
                                                                         -----------         -----------
Cash and cash equivalents, end of June                                   $ 3,822,693         $ 1,827,524

                                    (continued)

                         LORONIX INFORMATION SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                   SIX MONTHS ENDED
                                                                                      June 30,
                                                                                  1998          1997
                                                                               -------------------------
                                                                               (unaudited)   (unaudited)
Supplemental cash flow information:
   Interest paid                                                                 $33,515             -
                                                                                 -------       -------
                                                                                 -------       -------
   Income taxes paid                                                             $   800             -
                                                                                 -------       -------
                                                                                 -------       -------
Noncash investing activities:
   In 1998 the Company transferred inventory valued at $49,071 to property and equipment.
   In 1997 the Company transferred inventory valued at $224,871 to property and equipment.


                  See accompanying notes to financial statements.

                        LORONIX INFORMATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (JUNE 30, 1998 - UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1997 of Loronix Information Systems, Inc. (the "Company").

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

NOTE 2:  REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact to the Company's financial condition or results of operation as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 as comprehensive income did not differ from the Company's net loss.

NOTE 3:  NET LOSS PER SHARE

     The Company presents net loss per share in accordance with SFAS No. 128, "Earnings per Share." As required by SFAS No. 128, the Company must present basic and diluted net loss per share as defined. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed to incorporate the incremental dilutive shares issuable upon the assumed exercise of stock options. All prior period net loss per common share information are presented in accordance with SFAS No. 128.

     Stock options and warrants totaling 1,329,898 shares and 1,282,008 shares for the three and six months ended June 30, 1998 and 1997, respectively, were not included in computing the diluted loss per share because the effect would have been antidilutive.

NOTE 4:  LEGAL PROCEEDINGS

     On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI") in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim has recently been amended to allege infringement by the Company's other CCTVware products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. The Company believes these claims are without merit and is defending itself vigorously.

     On July 6, 1998, the Company filed counterclaims against PFI. These counterclaims include a Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI have agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first. To date there has been no trial scheduled.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue decreased from $2.45 million in the second quarter of 1997 to $1.98 million in the second quarter of 1998, representing a 19% decrease. Revenue in the second quarters of 1997 and 1998 included approximately $1.68 million, or 69% of total revenue, and approximately $1.39 million, or 70% of total revenue, of digital recording related products ("CCTVware-Registered Trademark- Products"), respectively. The Company ended the second quarter of 1998 with a backlog of approximately $4.0 million which the Company expects to ship in the third and fourth quarters of 1998.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, decreased from $1.45 million in the second quarter of 1997 to $1.07 million in the second quarter of 1998, and represented 59% and 54% of revenue, respectively. The decrease in the cost of products sold as a percentage of revenue was primarily attributable to general industry cost reductions related to CCTVware Product components.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses decreased from $406,000 in the second quarter of 1997 to $313,400 in the second quarter of 1998, and represented 17% and 16% of revenue, respectively. The decrease in such expenses resulted primarily from compensation decreases and decreases in telecommunication expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $910,100 in the second quarter of 1997 to $1.16 million in the second quarter of 1998, and represented 37% and 59% of revenue, respectively. The increase in such expenses resulted primarily from an increase in legal fees associated with the Company's patent litigation with PFI.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $328,400 in the second quarter of 1997 to $339,800 in the second quarter of 1998, and represented 13% and 17% of revenue, respectively. The actual research and development expenses did not increase materially in the second quarter of 1998, and the difference in percentage terms is the result of lower revenue in the second quarter of 1998.

     INTEREST INCOME, NET. Net interest income decreased from $30,600 in the second quarter of 1997 to $18,100 in the second quarter of 1998. This decrease was due to a reduction in the average cash available for investment.

     INCOME TAX EXPENSE/BENEFIT. An income tax benefit of $187,100 for the second quarter of 1997 was estimated at 30% of the pretax loss. In the second quarter of 1998, any tax benefit from the operating loss was offset by an increase in the valuation allowance for deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUE

     Revenue decreased from $4.13 million in the first six months of 1997 to $3.89 million in the first six months of 1998, representing a 6% decrease. Revenue in the first six months of 1997 and 1998 included approximately $2.40 million, or 58% of total revenue, and approximately $2.91 million, or 75% of total revenue, of CCTVware Products, respectively.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold decreased from $2.26 million in the first six months of 1997 to $2.07 million in the first six months of 1998, and represented 55% and 53% of revenue, respectively. The decrease in the cost of products sold as a percentage of revenue was primarily attributable to general industry cost reductions related to CCTVware components.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses decreased from $813,000 in the first six months of 1997 to $661,300 in the first six months of 1998, and represented 20% and 17% of revenue, respectively. The decrease in such expenses resulted primarily from headcount and compensation-related decreases and decreases in travel and telecommunication expenses.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $1.78 million in the first six months of 1997 to $2.06 million in the first six months of 1998, and represented 43% and 53% of revenue, respectively. The increase in such expenses resulted primarily from an increase in legal fees associated with the Company's patent litigation with Prima Facie, Inc. and increases in travel expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from $705,100 in the first six months of 1997 to $679,700 in the first six months of 1998, and represented 17% of revenue in both periods.

     INTEREST INCOME, NET. Net interest income decreased from $90,200 in the first six months of 1997 to $33,100 in the first six months of 1998. This decrease was due to a reduction in the average cash available for investment.

     INCOME TAX EXPENSE/BENEFIT. An income tax benefit of $398,000 for the first six months of 1997 was estimated at 29% of the pretax loss. In the first six months of 1998, any tax benefit from the operating loss was offset by an increase in the valuation allowance for deferred tax assets.

YEAR 2000 CONVERSION

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed the readiness and compliance of its internal computer-based systems and of its computer-based products sold to customers and expects to implement successfully the system and programming changes necessary to address year 2000 issues by mid 1999. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes on a timely basis could have an adverse effect on future results of operations.

     The Company is also assessing the possible effects on the Company's operations of the year 2000 compliance of its key suppliers. The Company is contacting certain key suppliers to determine whether their products supplied to the Company are year 2000 compliant and is in the process of evaluating information to determine the impact products that are not Year 2000 compliant may have on the operations of the Company. The Company's reliance on suppliers, and, therefore, on the proper functioning of their products, which are incorporated into the Company's products, means that their failure to address year 2000 issues could have a material impact on the Company's sales, operations and financial results, however, the potential impact and related costs are not known at this time.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1997 and 1998, the Company financed its operations primarily from working capital.

     The Company's principal uses of cash during the six months ended June 30, 1997 and 1998 were to (i) acquire property and equipment; (ii) invest in the development of software; and (iii) in 1997, to fund operating activities.

     During the first six months of 1997, the Company's cash and cash equivalents decreased from $6,126,500 at December 31, 1996 to $1,827,500 at June 30, 1997. Net cash used in operating activities of $3.5 million consisted primarily of a net loss of $966,100, increases in deferred income tax assets, accounts receivable, inventory, prepaid expenses and other assets and decreases in accounts payable and accrued liabilities offset by depreciation and amortization and an increase in deferred revenue. Net cash used in investing activities of $761,700 consisted primarily of $561,300 of capital expenditures and $243,100 of capitalized software.

     During the first six months of 1998, the Company's cash and cash equivalents increased from $3,334,100 at December 31, 1997 to $3,822,700 at June 30, 1998. Net cash provided by operating activities of $734,000 consisted primarily of a net loss of $1.6 million, increases in accounts receivable and inventory and decreases in accrued liabilities and deferred revenue offset by depreciation and amortization and a decrease in prepaid expenses and other assets and increases in accounts payable and customer deposits. Customer deposits increased by $1.7 million representing a partial pre-payment by one customer for orders to be delivered in the third and fourth quarters of 1998. Net cash used in investing activities of $236,200 consisted primarily of capital expenditures of $102,800 and $192,200 of capitalized software.

     At June 30, 1998, the Company had $5.9 million in working capital, including $2.48 million of trade accounts receivable and $1.96 million of inventory. Of the $2.48 million of trade accounts receivable, approximately $862,000 was recorded in conjunction with June 1998 sales. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 103 days as of June 30, 1998, compared to 102 days for the same period a year ago. The days sales outstanding is consistent with prior periods. The Company has provided and may continue to provide extended payment terms to certain of its customer from time-to-time. As of June 30, 1998 the Company had extended payments equal to approximately $775,000. The Company has historically collected its outstanding receivables and believes it will be successful in the collection of its receivable balance as of June 30, 1998.

     The Company's inventory balance at June 30, 1998 and 1997 was $1.96 million and $1.45 million, respectively. Annualized inventory turns, calculated using an average inventory balance, were 2.2 and 3.0 as of June 30, 1998 and 1997, respectively. The decrease in the inventory turns is primarily attributable to inventory purchases in June 1998 in support of the Company's $4.0 million backlog position as of June 30, 1998.

     The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $1.0 million line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit facility expires in May 1999. The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 1998 of approximately $300,000. The Company believes that, based on its current financial projections, it has sufficient working capital to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the third and last sentences under the caption "Revenue" on page 7, the last sentence of the fifth paragraph and the last two sentences of the seventh paragraph under the caption "Financial
Condition, Liquidity and Capital Resources", and the first sentence under the caption "Capital Requirements" on page 11 are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

     DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its identification products ("ID Products") and CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers, systems integrators and distributors and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the businesses with which the Company has developed or is seeking to develop such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company's products or will not otherwise discontinue their relationships with the Company.

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

     COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors. Moreover, while the Company believes that the price/performance characteristics of its products are currently competitive, increased competition has created, and will continue to create, pricing pressures which could materially and adversely affect the Company's business, operating results and financial condition.

     PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any other third parties, except that a claim of infringement has been asserted against the Company by PFI. Although the Company believes this claim is without merit, an adverse result in this litigation with PFI could have a negative impact on the financial position and results of operations of the Company. There can be no assurance that other third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

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

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company has released several products based on its CCTVware technology and has recently announced that it expects to release, in the near future, additional products based on new technology. There can be no assurance that the Company will be successful in developing, marketing and selling sufficient volumes of its new CCTVware products or developing and marketing on a timely basis any other fully functional product enhancements or new products that respond to the technological advances by others. For instance, the Company expected to introduce its Solo Remote product in the second quarter of 1998, but because of resource allocations and customer requested product enhancements the Company has delayed the introduction of the Solo Remote product until the third quarter of 1998. There also can be no assurance that the Company's new products will be accepted by customers.

     VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Products has delayed anticipated revenue, and the conclusion of the Aramco Contract has led to a sharp decrease in the Company's ID
Product revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     LEGAL PROCEEDINGS. On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, PFI, in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim has recently been amended to allege infringement by the Company's other CCTVware products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. Although the Company believes these claims are without merit and is defending itself vigorously, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

     MANAGEMENT AND EMPLOYEES. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continued ability to attract and retain highly qualified technical and managerial personnel in the future. The Company has in the past encountered some difficulties in fulfilling its hiring needs in the Durango, Colorado employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future.

     CAPITAL REQUIREMENTS. The Company believes that, based on its current projections, it has sufficient working capital to meet its requirements for at least the next 12 months. However, to the extent that the Company experiences growth generally, or the Company's CCTVware line of products generates high demand, or the Company receives extraordinary large orders for certain CCTVware products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in each of the past six quarters, and such losses, which may continue in the foreseeable future, will diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, financial condition and results of operation.

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

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, PFI, in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim has recently been amended to allege infringement by the Company's other CCTVware products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. (see Legal Proceedings under the caption "Certain Risks Bearing on Future Results").

     On July 6, 1998 the Company filed counterclaims against PFI. These counterclaims include a Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and Prima Facie, Inc. have agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first. To date there has been no trial scheduled.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Matters submitted for a vote by security holders at the Company's May 27, 1998 annual meeting of stockholders included:

     (a)  approval of the minutes of the 1997 annual meeting of stockholders;
     (b)  election of directors; and
     (c) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

     The results of the stockholder votes were as follows:

     (a) the minutes of the prior year's annual meeting of stockholders were approved.

                                          Votes          Votes          Votes
                                           For          Against       Abstained
                                        ---------       --------      ---------
     (b)  Election of Directors
          Edward Jankowski              4,108,023       103,985
          George M. Duffy               4,108,023       103,985
          C. Rodney Wilger              4,108,023       103,985
          Don W. Stevens                4,108,023       103,985
          Louis E. Colonna              4,108,023       103,985

     (c)  Appointment of KPMG           4,196,608        11,000         4,400
          Peat Marwick LLP

Item 6.   Exhibits and Reports on Form 8-K

     (a)  27    Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Loronix Information Systems, Inc.

August 10, 1998                        /s/ Jonathan C. Lupia
---------------                        ---------------------------
     Date                              Jonathan C. Lupia,
                                       Chief Operating Officer and
                                       Chief Financial Officer