Form 10QSB
period 1998-09-30
LORONIX INFORMATION SYSTEMS INC
filed 1998-10-26
CIK 925538

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC. 20549
                                    FORM 10-QSB


(MARK ONE)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT FOR THE TRANSITION PERIOD FROM            TO           .
                                            ----------    ----------


                          COMMISSION FILE NUMBER:  0-24738


                         LORONIX INFORMATION SYSTEMS, INC.
         (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



            NEVADA                                         33-0248747
(STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


                     820 AIRPORT ROAD, DURANGO, COLORADO 81301
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                     ISSUER'S TELEPHONE NUMBER:  (970) 259-6161



     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS.     YES  X   NO
              ---

     AS OF OCTOBER 16, 1998 THERE WERE 4,646,836 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                          LORONIX INFORMATION SYSTEMS, INC.

                                       INDEX



PART I.     FINANCIAL INFORMATION                                       PAGE NO.

            ITEM 1. FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEET                        1
                  AS OF SEPTEMBER 30, 1998

               CONDENSED CONSOLIDATED STATEMENTS                           3
                  OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

               CONDENSED CONSOLIDATED STATEMENTS OF                        4
                  CASH FLOWS FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 1998 AND 1997

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL                   6
                  STATEMENTS

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                8
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS                                      16

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       16


SIGNATURES.                                                                17

                         PART I - FINANCIAL INFORMATION

                       LORONIX INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS


                                                            SEPTEMBER 30,
                                                                1998
                                                            -------------
                                                             (UNAUDITED)
Current assets:

     Cash and cash equivalents                              $ 2,790,069
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of $162,980                                        3,193,220

        Officers and employees                                  150,685
     Inventory, net                                           2,100,904
     Prepaid expenses and other assets                          122,302
     Note receivable                                            107,734
     Notes receivable, related parties                           38,454
                                                            -----------
            Total current assets                              8,503,368


     Property and equipment, net of accumulated
          depreciation of $2,256,609                          4,104,193
     Capitalized software costs, net of accumulated
          amortization of $1,163,893                            886,676
     Notes receivable, related parties                           48,065
     Deposits and other assets                                   37,239
                                                            -----------
             Total assets                                   $13,579,541
                                                            -----------


                                   (continued)
                                        1

                       LORONIX INFORMATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            SEPTEMBER 30,
                                                                 1998
                                                            -------------
                                                             (UNAUDITED)
Current liabilities:

     Accounts payable                                       $ 1,683,798
     Accrued liabilities                                        480,416
     Debt, current portion                                       76,996
     Capital lease                                               10,780
     Customer deposits                                          426,438
     Deferred maintenance revenue                                47,935
                                                            -----------
          Total current liabilities                           2,726,363


     Debt, net of current portion                             1,098,073
     Capital lease                                                  898
                                                            -----------
           Total liabilities                                  3,825,334
                                                            -----------
Stockholders' equity:
   Preferred stock, $.001 par value,
     authorized 2,000,000 shares, no shares                           -
     issued and outstanding
   Common stock, $.001 par value, authorized
     20,000,000 shares, issued and outstanding,
     4,646,836 shares                                             4,647
   Additional paid-in capital                                15,199,175
   Notes receivable from stockholders                          (147,883)

   Accumulated deficit                                       (5,301,732)
                                                            -----------
          Total stockholders' equity                          9,754,207
                                                            -----------
          Total liabilities and stockholders' equity        $13,579,541
                                                            -----------
                                                            -----------


                See accompanying notes to financial statements.
                                      2

                      LORONIX INFORMATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                           ---------------------------           -------------------------------
                                                              1998             1997                1998                 1997
                                                           ----------       ----------           ----------           ----------
                                                                    (UNAUDITED)                            (UNAUDITED)

Systems, supplies and maintenance
   Revenue                                                 $5,336,735       $2,027,404           $9,225,281           $6,154,818
                                                           ----------       ----------           ----------           ----------
Operating costs and expenses:

  Cost of products sold                                     2,863,504        1,064,947            4,932,997            3,326,705
  Operations and customer support                             486,630          334,532            1,147,937            1,147,523
  Selling, general and administrative                       1,521,904        1,025,062            3,585,020            2,809,302

  Research and development                                    363,587          373,304            1,043,246            1,078,386
                                                           ----------       ----------           ----------           ----------
       Total cost and expenses                              5,235,625        2,797,845           10,709,200            8,361,916

        Income (loss) from operations                         101,110         (770,441)          (1,483,919)          (2,207,098)


Other income (expense):
  Interest income, net                                         21,175           12,279               54,436              102,441
  Other expense                                               (18,186)         (18,315)             (22,383)             (35,898)
                                                           ----------       ----------           ----------           ----------
        Net other income (expense)                              2,989           (6,036)              32,053               66,543

        Income (loss) before income tax
          (expense) benefit                                   104,099         (776,477)          (1,451,866)          (2,140,555)

Income tax (expense) benefit                                       --         (213,158)                (800)             184,866
                                                           ----------       ----------           ----------           ----------
        Net income (loss)                                    $104,099        ($989,635)         ($1,452,666)         ($1,955,689)
                                                           ----------       ----------           ----------           ----------
                                                           ----------       ----------           ----------           ----------

Net income (loss) per share:

        Basic                                                   $0.02           ($0.21)              ($0.31)              ($0.42)
        Diluted                                                 $0.02           ($0.21)              ($0.31)              ($0.42)

Weighted-average shares outstanding

        Basic                                               4,646,836        4,663,186            4,646,384            4,662,467
        Diluted                                             4,689,394        4,663,186            4,646,384            4,662,467


                   See accompanying notes to financial statements.
                                         3

                       LORONIX INFORMATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      --------------------------
                                                          1998          1997
                                                      -----------   ------------
                                                      (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities:
   Net loss                                           $(1,452,666)  $(1,955,689)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
       Depreciation and amortization                      881,889       768,391
       Loss on disposal of capital equipment                   --        27,466
       (Gain) loss on foreign currency exchange            (3,156)        5,614
       Provision for deferred income taxes                     --      (204,400)
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net           (744,279)   (1,624,242)
          Increase in inventory, net                     (704,518)   (1,341,096)
          Decrease in prepaid expenses and other          786,145       248,352
          Increase in accounts payable                    829,264       346,547
          Increase in accrued liabilities                 198,612        77,886
          Increase in customer deposits                   283,026            --
          (Decrease) increase in deferred revenue         (15,535)       47,054
                                                      -----------   ------------
                Net cash provided by (used in)
                  operating activities:                    58,782    (3,604,117)
                                                      -----------   ------------

Cash flows from investing activities:
   Capital expenditures                                  (860,519)     (686,186)
   Proceeds from disposal of capital equipment                           15,000
   Decrease in notes receivable                            65,533        72,017
   Decrease (increase) in deposits and other assets         8,276       (17,260)
   Capitalized software                                  (289,869)     (356,100)
                                                      -----------   ------------
                Net cash used in investing
                  activities:                          (1,076,849)     (972,529)

                                                      -----------   ------------

Cash flows from financing activities:
    Proceeds from bank borrowings                         500,000            --
    Proceeds from facility mortgage, net of principal
      payments                                                 --       700,000
    Payments on facility mortgage                         (16,506)       (3,366)
    Payments on capital lease                             (11,296)           --
    Proceeds from exercise of stock options                 1,814         3,593
                                                      -----------   ------------
                Net cash provided by financing
                  activities:                             474,012       700,227

Net decrease in cash and cash equivalents                (544,055)   (3,876,419)
Cash and cash equivalents, beginning of year            3,334,124     6,126,484
                                                      -----------   ------------
Cash and cash equivalents, end of September            $2,790,069    $2,250,065
                                                      -----------   ------------
                                                      -----------   ------------


                                   (continued)
                                        4

                       LORONIX INFORMATION SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                          1998          1997
                                                      -----------   ------------

                                                      (UNAUDITED)   (UNAUDITED)

Supplemental cash flow information:
   Interest paid                                          $50,259       $11,253
                                                      -----------   ------------
                                                      -----------   ------------
   Income taxes paid                                           --            --
                                                      -----------   ------------
                                                      -----------   ------------

Noncash investing activities:
  In 1998, the Company transferred inventory valued at $114,662 to property and equipment.
  In 1997, the Company transferred inventory valued at $333,955 to property and equipment.


                  See accompanying notes to financial statements.
                                        5

LORONIX INFORMATION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(SEPTEMBER 30, 1998 - UNAUDITED)



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

NOTE 2:   REPORTING COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997. Total comprehensive income did not differ from (i) the Company's net income for the three months ended September 30, 1998 or (ii) the Company's net loss for the three months ended September 30, 1997 or the Company's net loss for the nine months ended September 30, 1998 and 1997.

NOTE 3:   EARNINGS PER SHARE

     The Company presents net income and net loss per share in accordance with SFAS No. 128, "Earnings per Share." As required by SFAS No. 128, the Company must present basic and diluted net income and net loss per share as defined. Basic net income and net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income and net loss per common share is computed to incorporate the incremental dilutive shares issuable upon the assumed exercise of stock options. All prior period net income and net loss per common share information are presented in accordance with SFAS No. 128.

     Stock options and warrants outstanding at September 30, 1998 totaled 1,372,073. For the three months ended September 30, 1998, 42,558 were included in computing the diluted net income per share. For the nine months ended September 30, 1998 stock options and warrants were not included in computing the diluted net loss per share because the effect would have been anitdilutive. Stock options and warrants totaling 1,282,133 shares for the three and nine months ended September 30, 1997 were not included in computing the diluted net loss per share because the effect would have been antidilutive.

NOTE 4:   LEGAL PROCEEDINGS

     On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI"), in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim was amended in June 1998 to allege infringement by the Company's other CCTVware products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a co-defendant. The Company believes that these claims are without merit and is defending itself vigorously.

     On July 6, 1998, the Company filed counterclaims against PFI. These counterclaims include a Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI have agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first. To date no trial has been scheduled.

     On August 25, 1998, PFI filed a motion to enjoin the Company from disseminating allegedly false and misleading information concerning the capabilities of PFI's products. Although the Company has objected to this motion, the Company has advised the court hearing the matter that neither the Company, nor its representatives, will distribute any information concerning the capabilities of PFI's products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased from $2.03 million in the third quarter of 1997 to $5.34 million in the third quarter of 1998, representing a 163% increase. Revenue in the third quarters of 1997 and 1998 included approximately $1.14 million, or 56% of total revenue, and approximately $4.67 million, or 87% of total revenue, respectively, of digital recording related products ("CCTVware-Registered Trademark-Products"). The Company attributes the increase in revenue to the shipment of approximately $3.4 million of its approximately $4.0 million third quarter 1998 beginning backlog and increasing general acceptance in the marketplace of digital recording technology.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $1.06 million in the third quarter of 1997 to $2.86 million in the third quarter of 1998, and represented 52% and 54% of revenue, respectively. The increase in the cost of products sold as a percentage of revenue was primarily attributable to a shift in the product mix.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from approximately $334,500 in the third quarter of 1997 to approximately $486,600 in the third quarter of 1998, and represented 16% and 9% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in travel and telecommunications expenses associated with increased business levels including customer installations and support. The decrease in these expenses in percentage terms is the result of higher revenue in the third quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $1.03 million in the third quarter of 1997 to $1.52 million in the third quarter of 1998, and represented 51% and 28% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from an increase in legal fees associated with the Company's patent litigation with PFI and an increase in the allowance for doubtful accounts. The decrease in these expenses in percentage terms is the result of higher revenue in the third quarter of 1998. Approximately $250,000 of the increase in the allowance for doubtful accounts relates to the Company's agreement to accept the return of certain equipment from one of its customers that is experiencing financial difficulty.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from approximately $373,300 in the third quarter of 1997 to approximately $363,600 in the third quarter of 1998, and represented 18% and 7% of revenue, respectively. The research and development expenses in the third quarter of 1998 did not change materially from such expenses in the third quarter of 1997, and the difference in percentage terms is the result of higher revenue in the third quarter of 1998.

     INTEREST INCOME, NET. Net interest income increased from approximately $12,300 in the third quarter of 1997 to approximately $21,200 in the third quarter of 1998. This increase was due to an increase in the average cash available for investment.

     INCOME TAX EXPENSE/BENEFIT. An income tax expense of approximately $213,200 for the third quarter of 1997 was attributed to an increase in the valuation allowance for previously recognized deferred tax assets. In the third quarter of 1998, any tax expense from the operating income was offset by prior quarters' losses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUE

     Revenue increased from $6.15 million in the first nine months of 1997 to $9.23 million in the first nine months of 1998, representing a 50% increase. Revenue in the first nine months of 1997 and 1998 included approximately $3.54 million, or 58% of total revenue, and approximately $7.57 million, or 82% of total revenue, respectively, of CCTVware Products. The Company attributes the increase in revenue to the shipment of approximately $3.4 million of its approximately $4.0 million third quarter 1998 beginning backlog and the increasing general acceptance in the market of digital recording technology.

     COSTS AND EXPENSES

     COST OF PRODUCTS SOLD. The cost of products sold increased from $3.33 million in the first nine months of 1997 to $4.93 million in the first nine months of 1998, and represented 54% and 53% of revenue, respectively.

     OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses of $1.15 million was essentially the same in the first nine months of 1997 and 1998, and represented 19% and 12% of revenue, respectively. The decrease in these expenses in percentage terms is the result of higher revenue in the first nine months of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $2.81 million in the first nine months of 1997 to $3.59 million in the first nine months of 1998, and represented 46% and 39% of revenue, respectively. The increase in such expenses resulted primarily from an increase in legal fees associated with the Company's patent litigation with Prima Facie, Inc. and an increase in the allowance for doubtful accounts. Approximately $250,000 of the increase in the allowance for doubtful accounts relates to the Company's agreement to accept the return of certain equipment from one of its customers that is experiencing financial difficulty. The decrease in these expenses in percentage terms is the result of higher revenue in the first nine months of 1998.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from $1.08 million in the first nine months of 1997 to $1.04 in the first nine months of 1998, and represented 18% and 11% of revenue, respectively. The research and development expenses in the first nine months of 1998 did not change materially from such expenses in the first nine months of 1997, and the difference in percentage terms is the result of higher revenue in the first nine months of 1998.

     INTEREST INCOME, NET. Net interest income decreased from approximately $102,400 in the first nine months of 1997 to approximately $54,400 in the first nine months of 1998. This decrease was due to a reduction in the average cash available for investment and an increase in interest expense due to an increase in the average outstanding debt.

     INCOME TAX EXPENSE/BENEFIT. An income tax benefit of $184,900 for the first nine months of 1997 was estimated at 9% of the pretax loss. In the first nine months of 1998, any tax benefit from the operating loss was offset by an increase in the valuation allowance for deferred tax assets.

     YEAR 2000 CONVERSION

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the readiness and compliance of its computer-based products available for sale and of its computer-based systems used internally, and the Company expects to implement successfully the system and programming changes necessary to address year 2000 issues by mid 1999. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes on a timely basis could have an adverse effect on future results of operations, liquidity or financial condition.

     COMPUTER BASED PRODUCTS AVAILABLE FOR SALE. The Company has two primary product lines available for sale consisting of CCTVware Products and Identification Products ("ID" products). The Company is currently assessing the state of readiness of these products to address Year 2000 issues. The Company expects to complete its assessment of its state of readiness by mid 1999.

     CCTVWARE PRODUCTS. The CCTVware product line consists of two major components including: CCTVware Enterprise products ("Enterprise") and the CCTVware Transit product ("Transit"). Recently, the Company created and executed a series of tests to determine the possible problems the Year 2000 will have on the operation of Enterprise products version 1.2. Enterprise products specifically include; Communications Server, Tape Server, Tape Library Server, Review Software, Control Software, Administrator Software, Vision Recorder and M Series Recorder. These tests indicated that the Year 2000 did not adversely affect the performance of Enterprise, and the Company expects that Enterprise products will operate successfully in the days leading up to year 2000, and beyond.

     A key component of determining the Company's Year 2000 state of readiness is to identify those areas of operation where Enterprise products incorporate software and hardware products supplied by third party vendors and thus, where Year 2000 problems may arise as a result of products supplied by third parties. Third party software products include, but are not limited to: Microsoft Windows NT 4.0 Server, Microsoft Windows NT 4.0 Workstation, Microsoft Windows 95, Microsoft SQL Server 6.5 and Microsoft Visual C++. Third party hardware products include, but are not limited to: video capture cards, export cards, network switches, motherboards, modems and various workstations. Because Enterprise products are dependent, in certain respects, on products supplied by third party vendors, an important part of the Company's Year 2000 effort is to contact those vendors who supply product that the Company considers critical to the operation of Enterprise and gauge their Year 2000 compliance efforts. Tests to date indicate that certain third party supplied products do not appear to adversely affect the performance of the Enterprise products with respect to the Year 2000 issue.

     The Company expects to release new versions of Enterprise in the future. The Company will incorporate, as part of its product release process, procedures that will audit and test compliance with

Year 2000 performance of its internally developed products as will as those products supplied by third party vendors.

     To date the Company has not tested its Transit product for Year 2000 compliance. The Company expects to perform Year 2000 compliance testing within the next several months.

     ID PRODUCTS. The Company is creating a series of tests to determine the possible problems the Year 2000 will have on the operation of the Company's currently supported ID products. The Company's current ID products include; ImageShare 1.21, 2.5 and 3.1, Instant ID 2.0, ImageShare Express, Ready Key interface 3.1, Color Card Creator and ImageShare 95. The core programs of these products support 4 digit year date formats and if configured properly for specific users applications, the Company does not expect to uncover any issues that are material to Year 2000 compliance.

     Certain of the Company's ID products also include interfaces to various access control applications including: Ccure with Badges 1.66, Ccure with ImageShare 1.21, Card Key with Badges 1.6x, Casi Rusco with ImageShare 1.21, Casi Rusco with Badges 1.66+, DAQ with ImageShare 1.21, Oracle Based DAQ with ImageShare 1.21 and ICAM with ImageShare 1.21. The interface design methodology used to integrate the ID products are primarily controlled by the access control vendors. The Company can make no assurances that these interfaces are Year 2000 compliant.

     A key component of determining the Company's Year 2000 state of readiness is to identify those areas of operation where ID products incorporate hardware and software products supplied by third party vendors and thus, where Year 2000 problems may arise as a result of third party supplied products. Third party hardware products include, but are not limited to; computers, network adapter cards, video capture cards, controller cards, printers, encoders, cameras and various types of cabling. For older ID product configurations, many of the third party vendor hardware products are no longer manufactured or supported by the supplier. The Company can make no assurances that these devices are Year 2000 compliant. Of most concern are older computers that may have embedded problems in the BIOS for processing Year 2000 dates. Certain routines within the ID products use the BIOS date information to calculate current dates. Computers that possess this problem will require the BIOS to be updated and/or the computer replaced. Third party software products include, but are not limited to; Microsoft Windows 3.1 and 3.11, Microsoft Windows NT 4.0 Workstation, Microsoft Windows 95 and 98, Microsoft SQL Server, Microsoft Access, Paradox, Informix, Sybase, IBM DB2, Microsoft Foxpro, Oracle, Microsoft Visual C++, Borland 3.1, 4.5 and 5.01, Strategic Reporting's ReportSmith, and various Open DataBase Connectivity drivers provided by Intersolv, Microsoft and IBM. Because ID products are dependent, in certain respects, on products supplied by third party vendors, an important part of the Company's Year 2000 effort is to contact those vendors who supply product that the Company considers critical to the operation of ID products and gauge their Year 2000 compliance efforts.

     From 1989 through 1995, the company developed seven different ID products including: Badges 1.64 - 1.66, Loronix Color Image Management System Foxpro Based, Dos Based Foxpro BW Imaging System, ImageShare V (Visitor BW, Foxpro), ImageShare I (Color Foxpro), Laser ID Card Creator and Entry Check. In 1996, the Company recognized that the lack of availability of peripheral replacement equipment from third party vendors and inadequate technical resources, made it infeasible for the Company to continuing supporting these products. Accordingly, the Company notified its customers that it would no longer support these products and made available upgrade options to allow customers to migrate to newer products that would be supported by the Company.

     COMPUTER-BASED SYSTEMS USED INTERNALLY. The Company uses various computer-based systems to operate its business on a day-to-day basis. These systems include, but are not limited to: (i) software programs, including; Macola (for accounting, customer order processing, purchasing and inventory control), CardKey Access Control, Novel Network Operating System, SourceSafe, Microsoft Windows, and various software application programs and; (ii) hardware devices, including; servers, hubs, proximity readers, motion detectors, phone systems, and personal computers.

     The Company's current version of its Macola software is not Year 2000 compliant. The Company has purchased the Year 2000 compliant version of Macola software and expects to implement this version by December 1998. The Company is assessing its other internally used computer-based systems to determine their possible impact relative to the Year 2000 issue.

     COST OF YEAR 2000 CONVERSION. To date the Company estimates that it has spent less than $10,000 on the Year 2000 issue and estimates that future costs associated with its Year 2000 compliance efforts will not exceed $50,000.

     CONTINGENCY PLANS. The Company is currently in the information collection phase of addressing Year 2000 issues and has not created a contingency plan. Although the Company does not anticipate any significant issues relating to the Year 2000, it will create contingency plans as information becomes available indicating non-compliance issues that could have an adverse effect on the Company's future results of operations, liquidity or financial condition.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997 and 1998, the Company financed its operations primarily from working capital.

     The Company's principal uses of cash during the nine months ended September 30, 1997 and 1998 were to (i) in 1997, fund operating activities;
(ii) acquire property and equipment; and (iii) invest in the development of software.

     During the first nine months of 1997, the Company's cash and cash equivalents decreased from $6.13 million at December 31, 1996 to $2.25 million at September 30, 1997. Net cash used in operating activities of $3.60 million consisted primarily of a net loss of $1.96 million, increases in deferred income taxes, accounts receivable and inventory offset by depreciation and amortization, a decrease in prepaid expenses and other assets and increases in accounts payable, accrued liabilities and deferred revenue. Net cash used in investing activities of $972,500 consisted primarily of $686,200 of capital expenditures and $356,100 of capitalized software. Net cash provided by financing activities of $700,200 consisted primarily of $700,000 in proceeds from the financing of the facility.

     During the first nine months of 1998, the Company's cash and cash equivalents decreased from $3.33 million at December 31, 1997 to $2.79 at September 30, 1998. Net cash provided by operating activities of $58,800 consisted primarily of a net loss of $1.45 million and increases in accounts receivable and inventory offset by depreciation and amortization and a decrease in prepaid expenses and other assets and increases in accounts payable, accrued liabilities and customer deposits. Net cash used in investing activities of $1.08 million consisted primarily of capital expenditures of $860,800 and $289,900 of capitalized software. Net cash provided by financing activities of $474,000 consisted primarily of $500,000 from a bank borrowing. The bank borrowing consists of a three-year balloon note with a fifteen-year amortization schedule with an interest rate of 8.5%.

     At September 30, 1998, the Company had $5.8 million in working capital, including $3.19 million of trade accounts receivable and $2.10 million of inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 53 days as of September 30, 1998, compared to 126 days for the same period a year ago. The Company has provided and may continue to provide payment term extensions to certain of its customers from time-to-time. As of September 30, 1998, the Company had payment term extensions equal to approximately $350,000. With the exception of the Company's specific provision for bad debt related to one of its customers (see SELLING, GENERAL AND ADMINISTRATIVE under the caption "Results of Operation") the Company has historically collected its outstanding receivables and believes that it will be successful in the collection of its net receivable balance as of September 30, 1998.

     The Company's inventory balance at September 30, 1998 and 1997 was $2.10 million and $2.0 million, respectively. Annualized inventory turns, calculated using an average inventory balance, were 4.9 and 2.1 as of September 30, 1998 and 1997, respectively.

     The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $1.0 million line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit facility expires in May 1999. The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 1998 of approximately $100,000. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

     The statements in the third sentence under the caption "Revenue" on page 8, and the third and fourth sentences of the first paragraph, the last sentence of the second paragraph, the fifth paragraph, the last sentence of the sixth paragraph, the thirteenth paragraph, and the second sentence of the fourteenth paragraph under the caption "Year 2000 Conversion", and the last sentence of the fifth paragraph and the last two sentences of the seventh paragraph under the caption "Financial Condition, Liquidity and Capital Resources", and the first sentence under the caption "Capital Requirements" on page 15 are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are important factors that could cause results to differ materially from those projected in any such forward-looking statements.

     DISTRIBUTION RELATIONSHIPS. The Company believes that its success in penetrating markets for its identification products ("ID Products") and CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers, systems integrators and distributors and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the businesses with which the Company has developed or is seeking to develop such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company's products or will not otherwise discontinue their relationships with the Company.

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

     PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any other third parties, except that a claim of infringement has been asserted against the Company by PFI. Although the Company believes that this claim is without merit, an adverse result in this litigation with PFI could have a negative impact on the financial position and results of operations of the Company. There can be no assurance that other third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

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

     DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. For instance, the Company has released several products based on its CCTVware technology and expects to release additional products based on newer technology. There can be no assurance that the Company will be successful in developing, marketing and selling sufficient volumes of its new CCTVware products or developing and marketing on a timely basis any other fully functional product enhancements or new products that respond to the technological advances by others. For instance, the Company expected to introduce its Solo Remote-TM- product in the second quarter of 1998, but because of resource allocations and customer requested product enhancements, the Company has delayed the introduction of the Solo Remote product until 1999. There also can be no assurance that the Company's new products will be accepted by customers. The Company's failure to enhance existing products, develop and release new products on a timely basis and gain market acceptance for such new products could materially and adversely affect the Company's business, operating results and financial condition.

     YEAR 2000 ISSUES. The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company is taking steps to implement new information systems and migrate to Year 2000 compatible software for its accounting, customer order processing, purchasing and inventory control software, and accordingly, the Company does not currently anticipate any internal Year 2000 issues from this software. However, the Company could be adversely impacted by Year 2000 issues related to other internally used computer-based systems and issues faced by major suppliers, customers, vendors and distributors with which the Company interacts. The Company has begun a testing program to gauge the Year 2000 compliance of its products, and the Company is beginning the process of corresponding with certain third parties to determine whether they are Year 2000 compliant. The Company will then evaluate and follow up on the responses to determine the impact that third parties who are not Year 2000 compliant may have on the operations and products of the Company. As a result of the unprecedented and potentially complex nature of the Year 2000 issue however, there can be no assurance that this issue will not have a material and adverse impact on the business, operating results and financial condition of the Company, despite the Company's efforts.

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

     LEGAL PROCEEDINGS. On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, PFI, in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim has recently been amended to allege infringement by the Company's other CCTVware products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a co-defendant. Although the Company believes that these claims are without merit and is defending itself vigorously, an adverse result in the litigation could have a negative impact on the financial position and the results of operations of the Company.

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

     CAPITAL REQUIREMENTS. The Company believes that, based on its current projections, it has sufficient working capital to meet its requirements for at least the next 12 months. However, to the extent that the Company experiences growth generally, or the Company's CCTVware line of products generates high demand, or the Company receives extraordinary large orders for certain CCTVware products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in six of the past seven quarters, and such losses, which may occur in the foreseeable future, will diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, financial condition and results of operation.

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

     On July 6, 1998 the Company filed counterclaims against PFI. These counterclaims include a Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI have agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first. To date no trial has been scheduled.

     On August 25, 1998, PFI filed a motion to enjoin the Company from disseminating allegedly false and misleading information concerning the capabilities of PFI's products. Although the Company has objected to this motion, the Company has advised the court hearing the matter that neither the Company, nor its representatives, will distribute any information concerning the capabilities of PFI's products.

Item 2.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   27  Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998

                                     SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Loronix Information Systems, Inc.

October 23, 1998                        /s/ Jonathan C. Lupia
----------------                        ---------------------
      Date                              Jonathan C. Lupia,
                                        Chief Operating Officer and
                                        Chief Financial Officer