Form 10KSB40
period 1998-12-31
LORONIX INFORMATION SYSTEMS INC
filed 1999-03-26
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                   For the fiscal year ended December 31, 1998


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

                         Commission file number: 0-24738

                        LORONIX INFORMATION SYSTEMS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)

                        NEVADA                                               33-0248747
                        ------                                               ----------
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                    organization)

            820 Airport Road, Durango, CO                                      81301
            -----------------------------                                      -----
       (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number:  (970) 259-6161

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value, and Preferred
Share Purchase Rights.                                       --------------------------------------------
----------------------                                                     (Title of class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                   -   -

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenue for the fiscal year ended December 31, 1998 was:
$12,710,871.

As of February 24, 1999, 4,762,011 shares of the registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $13,493,364 based on the closing price of $3.813 per share on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for Registrant's Annual Meeting of Stockholders scheduled to be held on May 24, 1999 have been incorporated by reference in Part III of this Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         References made in this Annual Report on Form 10-KSB to "Loronix," the "Company" or the "Registrant" refer to Loronix Information Systems, Inc. Loronix, CCTVware and ImageSHARE are registered trademarks of Loronix. Loronix was incorporated in 1992. Loronix designs, markets and sells a family of closed circuit television ("CCTV") digital recording and video management products ("CCTVware Products") and digital identification products ("ID Products") based on the Company's proprietary software. Loronix uses an open architecture design approach that allows compatibility with commercially available computer and video hardware and software.

CCTVWARE PRODUCTS

         In August 1995, the Company began developing a new product technology named CCTVware. This technology permits (i) digital video recording and storage that eliminates the need for video tapes and video cassette recorders ("VCRs") in surveillance environments, and (ii) enables high-speed access, retrieval and playback of stored video. The Company currently markets four products incorporating its CCTVware technology and began commercial shipments of certain of these products in the first quarter of 1997. All CCTVware products include a full range of image enhancement tools and a special feature called video authentication which alerts the user if the recorded video has been altered.

         CCTVWARE VISION

         The Vision system is a digital video recorder providing up to six inputs of video and audio per system. The Vision system records full-motion video at 30 frames per second ("FPS") and can be implemented with existing VCR based systems or it can be connected to a computer network for storage and playback of the video (which creates a system offering the benefits of the CCTVware Enterprise system below). In VCR environments, the Vision system provides up to eight hours of continuous loop recording for any existing camera(s) selected by the operator or pre-configured cameras triggered by an alarm event. In stand-alone configurations, the Vision system is marketed to surveillance environments requiring full-motion video recording and playback without the networking and archiving capabilities offered by the Enterprise system.

         CCTVWARE M SERIES

         The M Series system is a rack-mounted digital video recorder with the capability of recording up to 32 camera inputs at up to 7.5 FPS simultaneously on all inputs. The M Series system uses continuous loop recording and may be configured to connect directly to a CCTVware review station for playback of the recorded video. The M Series system, like the Vision system, can also be connected to a computer network for storage and playback of the video (which creates a system offering the benefits of the CCTVware Enterprise system below).

         CCTVWARE ENTERPRISE

         The Enterprise system is comprised of multiple Vision and/or M Series recorders. These recorders are combined with various servers including communications and tape servers and are connected via a local or wide area network. An advanced intelligent digital tape library system is included for long-term storage of the recorded video. PC-based playback stations provide on-demand playback of the recorded video. The Enterprise system is targeted at large, dynamic, sensitive surveillance environments such as government facilities, airports, financial institutions, retail operations and casinos.

         CCTVWARE TRANSIT

         The Transit system is a stand-alone digital recording system designed to operate in transit environments, such as buses, subways and rail cars. This system is capable of recording up to five black and white or color camera inputs at 1-2 FPS and one audio input. The Transit system operates on 12 volt DC power and is designed to withstand shock and vibration. The Transit system uses continuous loop recording on a removable hard drive which must be removed and installed in a separate CCTVware review station for playback of the recorded video.

ID PRODUCTS

         The Company's ID Products consist of the Company's proprietary software combined with commercially available hardware components and software. ID Products can record and store digital images in computer databases, transmit such images to other control systems or printers, and retrieve, analyze, reproduce and manipulate these images in a variety of ways. The Company's ID Products provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale, human resource management and other control systems. ID Products are designed to enhance or replace existing film-based identification systems.

         The Company offers ID Products with a variety of functions and features targeted to a wide array of customers, ranging from large organizations requiring a multi-location system operating across a local or wide area computer network to small organizations requiring a single stand-alone system. In many instances, the Company configures its systems to fit a particular customer's needs. The Company's principal ID Products are the ImageSHARE, ImageSHARE Express and Instant ID.

         IMAGESHARE

         The Company's high-end ID product, the ImageSHARE system, is targeted primarily for use by medium to large-sized businesses, institutions and government entities. These organizations typically operate local and wide area networks, in which multiple users at individual workstations access images and data in various applications and information/access control systems. The ImageSHARE system enables a user to capture, store, manage and transmit photographs, signatures, fingerprints, images and other information over these networks, or it can be configured to operate in a stand-alone mode. The ImageSHARE system provides significant configuration flexibility and can be integrated with the hardware, software and other components in a user's existing information/access control system or in an entirely new system configuration. Because of its open architecture design, which allows compatibility with commercially available hardware and software, the ImageSHARE system may be used with a variety of relational database management systems ("RDBMS").

         IMAGESHARE EXPRESS

         The Company's low to mid-range ID Product, the ImageSHARE Express system, is targeted primarily for use by small to medium-sized businesses, institutions and government entities. This system offers customers an economical identification system which is pre-configured, color based and ready to use. It can be implemented as a stand-alone system or within local or wide area networks. The ImageSHARE Express system allows connectivity to certain RDMBS, requires minimal customization and may be designed to address the specific needs of various vertical market applications. The ImageSHARE Express system, which replaced the Company's ImageSHARE-V, IMAGESHARE I and Laser I.D. Card Creator systems, can be upgraded easily to the ImageSHARE system.

         INSTANT ID

         The Company's low-end ID Product, Instant ID, was released in February, 1999 and is primarily targeted for use by small businesses requiring the capability to create and issue identification cards inexpensively. The Instant ID Product enables users to utilize their existing Microsoft Windows 95, 98 and NT Workstation version 4.0 compatible computers to capture and store images and textual data in a Microsoft Access Database. ID cards can then be printed using Microsoft Windows compatible ink jet, laser or plastic card printers.

MARKETING AND CUSTOMERS

         The Company markets its products domestically through a small direct sales force, manufacturing representatives and a network of dealers and systems integrators.

         In 1998, Dayton Hudson Corporation accounted for 38% of the Company's revenue. In 1997, two customers accounted for 47% of the Company's revenue.

         Internationally, the Company markets its products through its direct sales force, its wholly-owned subsidiary in the United Kingdom and various international distributors.

COMPETITION

         The markets for the Company's CCTVware and ID Products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and surveillance markets. Competitors in the identification market include: (i) in film-based systems, Polaroid Corporation, and (ii) in digital-based systems, Polaroid Corporation, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations. Competitors in the surveillance market include numerous VCR suppliers and digital recording suppliers including, among others: (i) TVX, Inc. and Prima Facie, Inc. for the Transit product; and (ii) Dedicated Micros, Inc., Sensormatic Corporation, Primary Image, Ltd., Alpha Systems Lab and NICE Systems, Ltd. for the M Series products. Loronix has not yet identified any competitors, other than VCR suppliers, for its Enterprise and Vision products.

         The Company believes that the principal competitive factors in its markets include: system performance and functionality, price, system configuration flexibility, ease-of-use, system maintenance costs, quality, reliability, customer support and brand name. Larger, more established companies with substantially greater technical, financial and marketing resources than the Company, such as Data Card Corporation, Sensormatic Corporation and NICE Systems, Ltd., have an enhanced competitive position due in part to their established brand name franchises. The Company believes that its primary competitive strengths include system performance and functionality, system configuration flexibility and ease-of-use.

MANUFACTURING AND SUPPLIERS

         The Company does not manufacture any of the hardware in its systems; rather, it assembles its systems by integrating commercially available hardware and software together with the Company's proprietary software. The Company believes that it can continue to obtain components for its systems at reasonable prices from a variety of sources. Although the Company has developed certain proprietary hardware components for use in its CCTVware products and purchases some components from single source suppliers, the Company believes similar components could be obtained from alternative suppliers without significant delay. There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

         The Company regards certain features of its products and documentation as proprietary and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally (i) enters into confidentiality and invention assignment agreements with its employees and mutual non-disclosure agreements with its manufacturing representatives, dealers and systems integrators, and (ii) limits access to and distribution of its software, documentation and other proprietary information. The Company has no patents and, while the existing copyright laws afford only limited protection, the Company intends to apply for federal copyright registrations for any of its software systems, for which it has not yet received federal copyright registration. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. See Legal Proceedings in Item 3 for information on a patent infringement lawsuit in which the Company is involved.

         The Company provides its software to end-users under non-exclusive "shrink-wrap" licenses, which generally are nontransferable and have a perpetual term. Although the Company does not make source code generally available to end-users, it has, from time to time, entered into source code escrow agreements with certain customers. The Company has also licensed certain software from third parties for incorporation into its products.

RESEARCH AND DEVELOPMENT

         The Company believes its success depends in large part on its ability to enhance its current product line, develop new products, maintain technological competitiveness and satisfy an evolving range of customer requirements. The Company's research and development group is responsible for exploring new applications of its core technologies and incorporating new technologies into the Company's products. The Company's research and development resources have been directed primarily toward (i) developing new products, (ii) improving the functionality and performance of the Company's proprietary software, and (iii) designing and implementing the device drivers necessary to maintain the Company's open architecture.

         In 1998 and 1997, the Company spent, net of capitalized software costs, $1,381,000 and $1,526,000, respectively, for research and development.

EMPLOYEES

         As of January 31, 1999, the Company employed 86 persons including four persons in part-time positions. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future.

         The Company has no collective bargaining agreements with any of its employees. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company owns approximately 25 acres of real property adjacent to the Durango-La Plata County Airport in Colorado. In October 1995, the Company completed construction of a 20,000 square foot facility on approximately five of the 25 acres to house administration, marketing, research and development, operations and customer support. In October 1998, the Company entered into a three-year lease for approximately 2,400 square feet of office space in Basingstoke, England for its wholly owned United Kingdom subsidiary. In June 1996, the Company entered into a three-year lease for approximately 1,600 square feet of office space in Las Vegas, Nevada for a sales and demonstration office. In September 1998, the Company entered into a one-year lease for approximately 5,000 square feet of additional product assembly space in Durango, Colorado. Depending on the sales volume of its CCTVware products, the Company may expand its Durango facility by up to 20,000 square feet in 1999.

         In July 1997, the Company entered into a $700,000 mortgage agreement for its Durango-La Plata County facility secured by a 1st Deed of Trust.

ITEM 3.  LEGAL PROCEEDINGS

         On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI"), in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim was amended in June 1998 to allege infringement by the Company's other CCTVware products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic dealers as a co-defendant.
The Company believes that these claims are without merit and is defending itself vigorously.

         On July 6, 1998, the Company filed counterclaims against PFI. These counterclaims include a request for Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI have agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first. To date no trial has been scheduled.

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

                                                     High              Low
                                                     ----              ---
         1998
             First quarter                           $2.125            $1.375
             Second quarter                          $3.375            $1.531
             Third quarter                           $3.063            $1.938
             Fourth quarter                          $2.938            $1.750

         1997
             First quarter                           $4.750            $3.125
             Second quarter                          $4.156            $2.500
             Third quarter                           $3.563            $2.500
             Fourth quarter                          $2.656            $1.000

         As of January 15, 1999, there were approximately 94 stockholders of record of the Company's Common Stock. The Company estimates that there are approximately 900 beneficial owners.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED TO 1997

         REVENUE

         The Company's revenue is derived from sales of systems, including embedded software, and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased 36% from $9.4 million in 1997 to $12.7 million in 1998, and included approximately $5.9 million and $10.7 million of CCTVware Product sales, respectively. Revenue in 1998 included approximately $4.0 million, or 38%, from a single customer (see DEPENDENCE ON A MAJOR CUSTOMER under the caption "Certain Factors Bearing on Future Results"). The Company attributes the increase in revenue from 1997 to 1998 primarily to the market's acceptance of CCTV digital recording technology.

         COSTS AND EXPENSES

         COST OF PRODUCTS SOLD. The cost of products sold, consisting principally of the costs of hardware components, supplies and software amortization, increased from $5.1 million in 1997 to $6.8 million in

1998, and represented approximately 54% of revenue in both periods. The increase in absolute terms resulted from higher total revenue.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses of approximately $1.6 million remained flat from 1997 to 1998, and represented 17% and 13% of revenue, respectively. The percentage decrease from 1997 to 1998 was the result of a 36% increase in revenue without a commensurate increase in expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $3.8 million in 1997 to $5.1 million in 1998, and represented 40% of total revenue in both periods. The increase, in absolute terms, in such expenses resulted primarily from an increase in legal fees associated with Company's patent litigation with PFI and an increase in bad debt expense. Approximately $250,000 of the increase in bad debt expense relates to the Company's agreement to accept the return of products from one of its customers that is experiencing financial difficulty.

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from $1.5 million in 1997 to $1.4 million in 1998, and represented 16% and 11% of revenue, respectively. The decrease in such expenses resulted primarily from headcount and compensation-related decreases and decreases in travel, telecommunications and supplies expense offset somewhat by increases in capitalized software supplied by third parties. The Company expects to continue to fund new product development in 1999 at or above the dollar levels expended in 1998.

         NET INTEREST INCOME. Net interest income decreased from $121,000 in 1997 to $67,000 in 1998. This decrease was due to a reduction in the average cash available for investment and an increase in interest expense due to an increase in the Company's average outstanding debt.

         OTHER EXPENSE. Other expense decreased from $42,400 in 1997 to $14,300 in 1998. This decrease resulted primarily from an $18,100 expense in 1997 resulting from a litigation settlement with the Company's former Vice President of Sales and Marketing.

         INCOME TAX. Income tax expense for 1997 of $32,400 was recorded despite the pretax loss as a result of increasing the valuation allowance related to the Company's deferred income tax asset. The Company recognized minimal state income tax expense for 1998 and no benefit was recognized for the Company's current year loss due to the current unrealizability of deferred tax assets as a result of the history of losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 31, 1997 and 1998, the Company financed its operations primarily from working capital and bank borrowings. The Company's principal uses of cash during 1997 and 1998 were to (i) fund operating activities; (ii) acquire property and equipment; and (iii) invest in the development of its software.

         During 1997, the Company's cash and cash equivalents decreased from $6.1 million at December 31, 1996 to $3.3 million at December 31, 1997. Net cash used in operating activities of $2.3 million consisted primarily of a net loss of $2.5 million plus non-cash charges for depreciation, amortization and deferred income taxes of $1.1 million and increases in accounts receivable and inventory of $2.1 million, offset by decreases in prepaid expenses and other assets, and increases in accounts payable and accrued liabilities of $1.1 million. Net cash used in investing activities of $1.2 million consisted primarily of $766,900 of capital expenditures and $460,500 of software development costs offset by a decrease in notes receivable of $80,800. Net cash generated from financing activities of $695,200 consisted primarily of $691,600 in proceeds, net of principal repayments, from the mortgage of the Company's Colorado facility.

         During 1998, the Company's cash and cash equivalents decreased from $3.3 million at December 31, 1997 to $1.6 million at December 31, 1998. Net cash used in operating activities of $720,300 consisted primarily of a net loss of $2.2 million plus non-cash charges for depreciation and amortization of $1.2 million and an increase in inventory of $612,000, and decreases in accounts payable of $169,500 offset by decreases in accounts receivable and prepaid expenses of $917,800 and an increase in accrued liabilities of

$30,300. Net cash used in investing activities of $1.4 million consisted primarily of $970,500 of capital expenditures and $551,500 of software development costs offset by a decrease in notes receivable and deposits and other assets of $65,000. Net cash generated from financing activities of $456,900 consisted primarily of $500,000 from bank borrowing. The bank borrowing consists of a three-year balloon note with a fifteen-year amortization schedule with an interest rate of 8.5%.

         As of December 31, 1998, the Company had $4.9 million in net working capital, including $2.4 million of trade accounts receivable and $1.9 million in inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 83 days as of December 31, 1998, compared to 98 days for the same period a year ago. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time. As of December 31, 1998, the Company had granted payment term extensions still outstanding of approximately $350,000.

         The Company's inventory balance at December 31, 1998 and 1997 was $1.9 and $1.5 million, respectively. Annualized inventory turns, calculated using an average inventory balance, were 3.5 and 3.1 as December 31, 1998 and 1997, respectively.

         The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to $1.0 million on a line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit expires in May 1999. The Company expects that it will successfully extend the line of credit through May 2000. The line of credit has not been used to date. The Company anticipates capital expenditures for 1999 of approximately $650,000. Depending on the sales volume of its CCTVware products, the Company may expand its Durango facility by up to 20,000 square feet in 1999. In such event, the Company estimates an additional capital expenditure of $700,000. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Strandards FAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal years beginning after June 15, 1999. SFAS 133 is effective for the Company's fiscal year ending December 31, 2000 and is not expected to have a material effect on the Company's financial position or results of operations.

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 must be adopted by the Company effective as of December 31, 1999 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

YEAR 2000 CONVERSION

         Many computer systems may experience problems handling dates beyond 1999. Therefore, some computer hardware and software will need to be modified prior to 2000 in order to remain functional. The Company is assessing the readiness and compliance of its computer-based products available for sale and of its computer-based systems used internally, and the Company expects to implement successfully the system and programming changes necessary to address year 2000 issues by mid-1999. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes on a timely basis could have an adverse effect on future results of operations, liquidity or financial condition.

         COMPUTER-BASED PRODUCTS AVAILABLE FOR SALE. The Company has two primary product lines available for sale consisting of CCTVware Products and ID Products. The Company is currently assessing the state of readiness of these products to address year 2000 issues. The Company expects to complete its assessment of its state of readiness by May 1999.

         CCTVWARE PRODUCTS. The CCTVware product line consists of two major components including: CCTVware Enterprise products and the CCTVware Transit product ("Transit"). Recently, the Company created and executed a series of tests to determine the possible problems year 2000 might have on the operation of the Enterprise products version 1.2. These tests indicated that year 2000 did not adversely affect the performance of the Enterprise system, and the Company expects that Enterprise products will operate successfully in the days leading up to and following the year 2000.

         A key component of determining the Company's year 2000 state of readiness is to identify those areas of operation where Enterprise products incorporate software and hardware products supplied by third party vendors and thus, where year 2000 problems may arise as a result of products supplied by third parties. Third party software products include, but are not limited to: Microsoft Windows NT 4.0 Server, Microsoft Windows NT 4.0 Workstation, Microsoft Windows 95, Microsoft SQL Server 6.5 and Microsoft Visual C++. Third party hardware products include, but are not limited to: video capture cards, export cards, network switches, motherboards, modems and various workstations. Because Enterprise products are dependent, in certain respects, on products supplied by third party vendors, an important part of the Company's year 2000 effort is to contact those vendors who supply products that the Company considers critical to the operation of the Enterprise products and gauge their year 2000 compliance efforts. The Company has sent letters to various vendors and is in the process of receiving and analyzing the responses to determine the year 2000 state of readiness of such vendor supplied products. Tests to date indicate that certain third party supplied products do not appear to adversely affect the performance of the Enterprise products with respect to the year 2000 issue.

         The Company expects to release new versions of the Enterprise products in the future. The Company will continue to audit and test compliance with year 2000 performance of its internally developed products.

         To date the Company has not completed testing of its Transit product for year 2000 compliance. The Company expects to complete year 2000 compliance testing by April 1, 1999.

         ID PRODUCTS. The Company is creating a series of tests to determine the possible problems the year 2000 will have on the operation of those ID products which the Company continues to support. Such ID products include:
ImageSHARE 1.21, 2.5 and 3.1; Instant ID 2.0; ImageSHARE Express; Ready Key interface 3.1; Color Card Creator and ImageSHARE 95. The core programs of these products support four digit year date formats and if configured properly for specific users' applications, the Company does not expect to uncover any issues that are material to year 2000 compliance.

         Certain of the Company's ID products also include interfaces to various access control applications including: Ccure with Badges 1.66; Ccure with ImageSHARE 1.21; Card Key with Badges 1.6x; Casi Rusco with IMAGESHARE 1.21; Casi Rusco with Badges 1.66+; DAQ with ImageSHARE 1.21; Oracle Based DAQ with ImageSHARE 1.21 and ICAM with ImageSHARE 1.21. The interface design methodology used to integrate the ID Products are primarily controlled by the access control vendors. The Company can make no assurances that these interfaces are year 2000 compliant.

         A key component of determining the Company's year 2000 state of readiness is to identify those areas of operation where ID Products incorporate hardware and software products supplied by third party vendors and thus, where year 2000 problems may arise as a result products supplied by third parties. Third party hardware products include, but are not limited to: computers; network adapter cards; video capture cards; controller cards; printers; encoders; cameras and various types of cabling. For older ID Product configurations, many of the third party vendor hardware products are no longer manufactured or supported by the supplier. The Company can make no assurances that these devices are year 2000 compliant. At risk are older computers that may have embedded problems in the basic input/output system ("BIOS") for processing year 2000 dates. Certain routines within the ID Products use the BIOS date information to calculate current dates. Computers that possess this problem will require the BIOS to be updated and/or the computer replaced. Third party software products include, but are not limited to: Microsoft Windows 3.1 and 3.11; Microsoft Windows NT 4.0 Workstation; Microsoft Windows 95 and 98; Microsoft SQL Server; Microsoft Access; Paradox; Informix; Sybase; IBM DB2; Microsoft Foxpro; Oracle; Microsoft Visual C++; Borland 3.1, 4.5 and 5.01; Strategic Reporting's ReportSmith and various Open DataBase Connectivity drivers provided by Intersolv, Microsoft and IBM. Because ID Products are dependent, in certain respects, on products supplied by third party vendors, an important part of the Company's year 2000 compliance effort is to contact those vendors who supply products that the Company considers critical to the operation of ID Products and gauge their year 2000 compliance efforts. The Company has sent letters to various vendors and is in the process of receiving and analyzing the responses to determine the year 2000 state of readiness of such vendor supplied products.

         From 1989 through 1995, the Company developed seven different ID Products including: Badges 1.64 - 1.66; Loronix Color Image Management System Foxpro Based; Dos Based Foxpro BW Imaging System; ImageSHARE V (Visitor BW, Foxpro); ImageSHARE I (Color Foxpro); Laser ID Card Creator and Entry Check. In 1996, the Company recognized that the unavailability of peripheral replacement equipment from third party vendors and inadequate technical resources made it infeasible for the Company to continue to support these products. Accordingly, the Company notified its customers that it would no longer support these products and made available upgrade options to allow customers to migrate to newer products that would be supported by the Company.

         COMPUTER-BASED SYSTEMS USED INTERNALLY. The Company uses various computer-based systems to operate its business on a day-to-day basis. These systems include, but are not limited to: (i) software programs, including Macola (for accounting, customer order processing, purchasing and inventory control), CardKey Access Control, Novel Network Operating System, SourceSafe, Microsoft Windows and various software application programs, and (ii) hardware devices, including servers, hubs, proximity readers, motion detectors, phone systems and personal computers.

         In 1998, the Company upgraded its Macola software to the year 2000 compliant version. The Company is currently assessing its other internal computer-based systems to determine their susceptibility to the year 2000 issue.

         COST OF YEAR 2000 CONVERSION. To date, the Company estimates that it has spent less than $18,000 of incremental external spending on the year 2000 issue and estimates that future external costs associated with its year 2000 compliance efforts will not exceed $50,000.

         CONTINGENCY PLANS. The Company is currently in the information collection phase of addressing year 2000 issues and has not yet completed its assessment of the reasonably likely worst case scenario of Non-IT Business System and/or IT Systems failures and related consequences. Although the Company does not anticipate any significant issues relating to year 2000, it intends to create contingency plans as information becomes available indicating areas of non-compliance that could have an adverse effect on the Company's future results of operations, liquidity or financial condition.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

         The statements in the third sentence of the paragraph under the caption "Manufacturing and Suppliers", the third sentence in the first paragraph under the caption "Intellectual Property, Proprietary Rights and Licenses", the first sentence under the caption "Research and Development" on page 5, the last sentence of the first paragraph under the caption "Employees", the last sentence of the first paragraph under the caption "Properties", the third sentence under the caption "Revenue", the last sentence under the caption "Research and Development" on page 8, the fourth, sixth, eighth and ninth sentences of the sixth paragraph under the caption "Financial Condition, Liquidity and Capital Resources", the last sentence of the paragraph under the caption "New Accounting Pronouncements", the third and fourth sentences of the first paragraph under the caption "Year 2000 Conversion", the last sentence under the caption "Computer based products available for sale", the last sentence of the first paragraph and the third and fourth paragraphs under the caption "CCTVware Products" on page 10, the last sentence of the first paragraph under the caption "ID Products", the first sentence under the caption "Cost of Year 2000 conversion", the second sentence under the caption "Contingency Plans", the first sentence under the caption "Capital Requirements" below, the third sentence under the caption "Dependence on a Major Customer" below, the third and sixth sentences under the caption "Year 2000 Issues" below, the first and seventh sentences under the caption "Variability of Operation Results" below, and first sentence under the caption "Volatility of Stock Price" below are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

         CAPITAL REQUIREMENTS. The Company believes that, based on its current projections, it has sufficient working capital to meet its requirements for at least the next 12 months. However, to the extent that the Company experiences growth generally, or the Company's CCTVware line of products generates high demand, or the Company receives extraordinary large orders for certain CCTVware products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in seven of the past eight quarters, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

         DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its ID Products and CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers and systems integrators and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could have a negative impact on the Company's revenue stream. Further, there can be no assurance that the businesses with whom the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company.

         COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors.

         LEGAL PROCEEDINGS. On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI"), in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware Transit product infringes certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim has been amended to allege infringement by the Company's other CCTVware Products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. Although the Company believes these claims are without merit and is defending itself vigorously, an adverse result in the litigation could have a negative impact on the Company's business, operating results and financial condition. More specifically, if the claims of PFI are upheld as valid, enforceable and infringed, the Company might be held liable for a substantial damage award and would be required to obtain a license from PFI or be required to redesign its products to avoid infringement. There can be no assurance that a license would be available from PFI, or if available, would be available on terms acceptable to the Company or that the Company would be able to redesign its products to avoid infringement. Accordingly, an adverse determination in the pending judicial proceedings could prevent the Company from manufacturing and selling its CCTVware products. Additionally, the Company has incurred and continues to incur substantial expenses in its litigation with PFI, and there can be no assurance that the Company will not continue to incur such expenses for some considerable amount of time.

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

         DEPENDENCE ON A MAJOR CUSTOMER. In 1998, sales to Dayton Hudson Corporation accounted for 38% of the Company's revenue. Dayton Hudson is not obligated to purchase any minimum levels of the Company's products, and although Dayton Hudson Corporation has placed additional orders with the Company subsequent to 1998, there can be no assurance that any further business will arise from this customer. Any significant reduction in product sales to Dayton Hudson Corporation that can not be replaced with new business may materially and adversely affect the Company's business, operating results and financial condition.

         YEAR 2000 ISSUES. The "year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has taken steps to implement new information systems and migrate to year 2000 compliant software for its accounting, customer order processing, purchasing and inventory control software, and accordingly, the Company does not currently anticipate any internal year 2000 issues from this software. However, the Company could be adversely impacted by year 2000 issues related to other internally used computer-based systems and issues faced by major suppliers, customers, vendors and distributors with which the Company interacts. The Company has begun a testing program to gauge the year 2000 compliance of its products, and the Company is beginning the process of corresponding with certain third parties to determine whether they are year 2000 compliant. The Company will then evaluate and follow up on the responses to determine the impact that third parties who are not year 2000 compliant may have on the operations and products of the Company. As a result of the unprecedented and potentially complex nature of the year 2000 issue however, there can be no assurance that this issue will not have a material and adverse impact on the business, operating results and financial condition of the Company, despite the Company's efforts.

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

         PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any third parties, except that a claim of infringement has been asserted against the Company by Prima Facie, Inc. (see Item 3 - Legal Proceedings and "Risk Factors -Legal Proceedings"). The Company has already expended considerable resources and funds towards defending itself in this infringement litigation and an adverse result in this litigation with Prima Facie, Inc. could have a negative impact on the financial position and results of operations of the Company. Further, there can be no assurance that other third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

         VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Products delayed anticipated revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Further, the effect of software amortization related to the Company's capitalized software development costs at December 31, 1998 on the cost of products sold is expected to increase from $419,400 in 1998 to approximately $500,000 in 1999. The Company will continue to capitalize software development costs that will be amortized in future periods. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         PRODUCT OBSOLESCENCE. The Company's current products and products under development are limited in number and concentrated primarily in the markets for identification and surveillance products. The life cycles of the Company's products are difficult to estimate due in large measure to changing and developing technology as well as the unknown future effect of products introduced by the Company's competition. Price reductions or declines in demand for the Company's products, whether as a result of competition, technological change or otherwise, would have a materially adverse effect on the Company's business, operating results and financial condition.

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

                                                                       Page No.
                                                                       --------
         Independent Auditors' Report                                      F-2
         Consolidated Balance Sheet at December 31, 1998                   F-3
         Consolidated Statements of Operations for the years ended
            December 31, 1998 and 1997                                     F-4
         Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1998 and 1997                 F-5
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1998 and 1997                                     F-6
         Notes to Consolidated Financial Statements                        F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to identification of directors is incorporated by reference to the information contained in the sections captioned "PROPOSAL NO. 1 - ELECTION OF DIRECTORS" and "COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT" in the registrant's definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the Securities Exchange Commission (the "Commission"). Additional information is as follows:

         NAME                               AGE      POSITION WITH THE COMPANY
         ----                               ---      -------------------------
         Edward Jankowski.                  61       President,  Chief  Executive  Officer and Chairman
                                                     of the Board of Directors
         Jonathan C. Lupia..............    47       Chief Operating  Officer,  Chief Financial Officer
                                                     and Secretary
         Peter A. Jankowski.............    36       Chief Technical Officer
         Timothy S. Whitehead.........      45       Vice President and Officer
         F. James Price...................  61       Vice President and Officer
         Mathiew Bais                       44       Vice President Sales and Marketing

         Officers are appointed by and serve at the discretion of the Board of Directors. The Company has no employment agreements with any of its officers.

         Edward Jankowski has served as Chairman of the Board of Directors for the Company and the Company's predecessor corporations since August 1987, as President from August 1987 to June 1993 and as Chief Executive Officer from February 1992 to June 1993. In September 1997, upon the resignation of Mr. M. Dean Gilliam, the Company's former President, Chief Executive Officer and Director, Mr. Jankowski resumed the responsibilities of President and Chief Executive Officer. In February 1998, Mr. Jankowski was appointed President and Chief Executive Officer.

         Jonathan C. Lupia joined the Company in February 1994 and assumed the positions of Chief Financial Officer and Secretary in April 1994. In June 1998, Mr. Lupia assumed the additional position of Chief Operating Officer. From June 1989 to February 1994, Mr. Lupia served as Vice President of Finance and Administration at Swearingen Aircraft, Inc., a company engaged in the design, development and manufacture of aircraft.

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

         Mathiew Bais joined the Company in October 1998 as Vice President, Sales and Marketing. From August 1997 to October 1998, Mr. Bais was President of IPS Standards, a company engaged in the marketing and distribution of security related products. From August 1995 to May 1997, Mr. Bais was a Managing Director of Ultrak, Inc., a company engaged in the marketing and distribution of security and CCTV related products, where he was involved with new product acquisitions and technical marketing for domestic and international markets. From January 1989 to August 1995, Mr. Bais was President of GPS Standards USA, a company founded by Mr. Bais and subsequently sold to Ultrak, Inc. in August 1995, which was involved in the manufacture and distribution of security and CCTV related products domestically and internationally.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "EXECUTIVE COMPENSATION" in the registrant's definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the registrant's definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "CERTAIN TRANSACTIONS WITH MANAGEMENT" in the registrant's definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the Commission.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS
         --------
         3.1 (1)     Articles of Incorporation of Registrant, as amended to date.
         3.3 (1)     Bylaws of Registrant, as amended to date.
         4.1 (2)     Specimen Common Stock Certificate of Registrant.
         4.2 (2)     Warrant dated September 1, 1994 issued to Commonwealth Associates.
         4.3 (2)     Settlement Agreement dated August 1993 among Registrant and
                     Commonwealth Growth Fund, Philip L. Fischer, Laura Gordon Fisher,
                     Identification Systems International, Inc. and James Marx, including forms of warrants issued by Registrant in connection therewith.
         10.2 (2)    Series A Preferred Stock Purchase Agreement dated December 31, 1992 among Registrant and certain investors.
         10.3 (2)    OEM Agreement dated March 8, 1993 between Registrant and ADT Security
                     Systems, Inc.
         10.4 (2)    Agreement dated December 1, 1993 between Registrant and Diebold
                     Incorporated.
         10.5 (2)    Distributor Agreement dated April 12, 1994 between Registrant and Polaroid
                     Corporation.
         10.7 (2)    1992 Stock Option Plan of Registrant.
         10.10 (3)   1995 Directors Option Plan
         10.11 (4)   Contract for Process Computer Systems dated October 16, 1995 between
                     Registrant and Aramco Services Company.
         10.12 (5)   Preferred Shares Rights Agreement between
                     American Stock Transfer and Trust Company dated
                     January 9, 1997.
         23.1        Independent Auditors' Consent
         24.1        Power of attorney (see page 19)
         27.1        Financial data schedule for the year ended December 31, 1998
         --------------------------------------------------------------------------------------

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

                               LORONIX INFORMATION SYSTEMS, INC.

                               By:  /s/ Jonathan C. Lupia
                                    ---------------------
                                    Jonathan C. Lupia
                                    Chief Financial Officer, Chief Operating
                                    Officer, and Secretary

Date:  March 22, 1999

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan C. Lupia, jointly and severally, his or her respective attorney-in-fact, with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her respective substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Edward Jankowski                                  Date:  March 22, 1999
     -------------------------------
     Edward Jankowski, President,
        Chief Executive Officer and
        Chairman of the Board

By:  /s/ Jonathan C. Lupia                                 Date:  March 22, 1999
     ---------------------------------------
     Jonathan C. Lupia, Chief Financial Officer,
         Chief Operating Officer, and Secretary

By:  /s/ George M. Duffy                                   Date:  March 22, 1999
     ---------------------------------------
     George M. Duffy, Director

By:  /s/ Rodney Wilger                                     Date:  March 22, 1999
     ---------------------------------------
     C. Rodney Wilger, Director

By:  /s/ Donald W. Stevens                                 Date:  March 22, 1999
     -------------------------------
     Donald W. Stevens, Director

By:  /s/ Louis E. Colonna                                  Date:  March 22, 1999
     ---------------------------------------
     Louis E. Colonna, Director

                         INDEX TO FINANCIAL STATEMENTS


          Independent Auditors' Report                                      F-2

          Consolidated Balance Sheet at December 31, 1998                   F-3

          Consolidated Statements of Operations for the years ended
             December 31, 1998 and 1997                                     F-4

          Consolidated Statements of Stockholders' Equity for
             the years ended December 31, 1998 and 1997                     F-5

          Consolidated Statements of Cash Flows for the years ended
             December 31, 1998 and 1997                                     F-6

          Notes to Consolidated Financial Statements                        F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Loronix Information Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Loronix Information Systems, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loronix Information Systems, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                      /s/ KPMG LLP




January 29, 1999
San Diego, California

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1998


                                 ASSETS (NOTE 5)

Current assets:
     Cash and cash equivalents                                                              $      1,625,259
     Accounts receivable:
        Trade, net of allowance for doubtful accounts of $433,171 (Note 2)                         2,412,319
        Officers and employees                                                                        17,890
     Inventory                                                                                     1,925,050
     Prepaid expenses and other assets                                                               158,506
     Notes receivable, related parties (Note 4)                                                       38,454
                                                                                              ----------------

                 Total current assets                                                              6,177,478

Property and equipment, net (Note 3)                                                               4,085,080
Capitalized software costs, net of accumulated amortization of $1,278,213                            954,949
Notes receivable, related parties (Note 4)                                                            38,451
Accounts receivable - officers and employees                                                         125,787
Deposits and other assets                                                                             36,475
                                                                                              ----------------

                 Total assets                                                               $     11,418,220
                                                                                              ----------------
                                                                                              ----------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt (Note 5)                                        $         80,733
     Current installments of capital lease obligations (Note 9)                                        8,983
     Accounts payable                                                                                685,085
     Accrued liabilities                                                                             431,960
     Accrued commissions                                                                              87,000
                                                                                              ----------------

                 Total current liabilities                                                         1,293,761

Long-term debt, excluding current installments (Note 5)                                            1,079,965
                                                                                              ----------------

                 Total liabilities                                                                 2,373,726
                                                                                              ----------------

Stockholders' equity (Note 7):
     Preferred stock, $.001 par value.  Authorized 2,000,000 shares; no shares
        issued and outstanding                                                                            --
     Common stock, $.001 par value.  Authorized 20,000,000 shares; issued and
        outstanding 4,646,836 shares                                                                   4,647
     Additional paid-in capital                                                                   15,199,175
     Notes receivable from stockholders (Note 4)                                                    (147,883)
     Accumulated deficit                                                                          (6,011,445)
                                                                                              ----------------

                 Total stockholders' equity                                                        9,044,494

Commitments and contingencies (Notes 9 and 11)
                                                                                              ----------------

                 Total liabilities and stockholders' equity                                 $     11,418,220
                                                                                              ----------------
                                                                                              ----------------


See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years ended December 31, 1998 and 1997


                                                                             1998                  1997
                                                                      -------------------   -------------------
Systems, supplies and maintenance revenue (Note 2)                 $      12,710,871             9,313,980
Contract revenue                                                                  --                88,650
                                                                      -------------------   -------------------

                 Total revenue                                            12,710,871             9,402,630
                                                                      -------------------   -------------------

Costs and expenses:
     Cost of systems, supplies and maintenance                             6,816,573             5,098,231
     Contract costs                                                               --                18,899
     Operations and customer support                                       1,606,021             1,567,413
     Selling, general and administrative                                   5,121,269             3,750,367
     Research and development                                              1,381,231             1,525,827
                                                                      -------------------   -------------------

                 Total costs and expenses                                 14,925,094            11,960,737
                                                                      -------------------   -------------------

                 Loss from operations                                     (2,214,223)           (2,558,107)
                                                                      -------------------   -------------------

Other income (expense):
     Interest income                                                         142,439               154,702
     Interest expense                                                        (75,453)              (33,730)
     Other expense                                                           (14,342)              (42,391)
                                                                      -------------------   -------------------

                                                                              52,644                78,581
                                                                      -------------------   -------------------

                 Loss before income taxes                                 (2,161,579)           (2,479,526)

Income tax expense (Note 6)                                                     (800)              (32,416)
                                                                      -------------------   -------------------

                 Net loss                                          $      (2,162,379)           (2,511,942)
                                                                      -------------------   -------------------
                                                                      -------------------   -------------------

Basic and diluted net loss per share                               $              (0.47)                (0.54)
                                                                      -------------------   -------------------
                                                                      -------------------   -------------------

Weighted-average shares outstanding                                        4,646,549             4,659,252
                                                                      -------------------   -------------------
                                                                      -------------------   -------------------


See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1998 and 1997



                                                 COMMON STOCK,                      NOTES
                                                $.001 PAR VALUE   ADDITIONAL     RECEIVABLE                        TOTAL
                                     --------------------------    PAID-IN          FROM        ACCUMULATED   STOCKHOLDERS'
                                       SHARES        AMOUNT        CAPITAL      STOCKHOLDERS      DEFICIT         EQUITY
                                     ----------    ----------    -----------   --------------   -----------   -------------
Balances at December 31, 1996         4,661,936     $   4,662     15,259,432        (214,981)   (1,337,124)    13,711,989

Exercise of common stock options          1,250             1          3,592              --            --          3,593

Retirement of common stock notes
  receivable from stockholders          (17,000)          (17)       (65,662)         67,098            --          1,419

Net loss                                     --            --             --              --    (2,511,942)    (2,511,942)
                                     -----------   ----------    -----------   --------------   -----------   ------------

Balances at December 31, 1997         4,646,186         4,646     15,197,362        (147,883)   (3,849,066)    11,205,059

Exercise of common stock options            650             1          1,813              --            --          1,814

Net loss                                     --            --             --              --    (2,162,379)    (2,162,379)
                                     -----------   ----------    -----------   --------------   -----------   ------------

Balances at December 31, 1998         4,646,836     $   4,647     15,199,175        (147,883)   (6,011,445)     9,044,494
                                     -----------   ----------    -----------   --------------   -----------   ------------
                                     -----------   ----------    -----------   --------------   -----------   ------------


See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                                                          1998                  1997
                                                                                   ------------------    ------------------
Cash flows from operating activities:
     Net loss                                                                   $      (2,162,379)           (2,511,942)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                                1,233,989             1,068,309
           Loss on disposal of capital equipment                                           14,538                 8,575
           Loss on foreign currency exchange                                               27,015                10,136
           Provision for deferred income taxes                                                 --                32,416
           Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable, net                             167,901            (1,127,030)
              Increase in inventory                                                      (612,115)             (934,530)
              Decrease in prepaid expenses and other assets                               749,941               620,780
              Decrease (increase) in accounts payable                                    (169,449)              225,775
              Increase in accrued liabilities and accrued commissions                      30,274               271,089
                                                                                   ------------------    ------------------


                    Net cash used in operating activities                                (720,285)           (2,336,422)
                                                                                   ------------------    ------------------

Cash flows from investing activities:
     Capital expenditures                                                                (970,469)             (766,868)
     Proceeds from disposal of capital equipment                                           11,463                15,000
     Decrease in notes receivable                                                          58,610                80,797
     Decrease (increase) in deposits and other assets                                       6,332               (19,495)
     Capitalized software                                                                (551,462)             (460,540)
                                                                                   ------------------    ------------------

                    Net cash used in investing activities                              (1,445,526)           (1,151,106)
                                                                                   ------------------    ------------------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                        500,000                    --
     Proceeds from facility mortgage                                                           --               700,000
     Payments on bank borrowings                                                           (8,785)                   --
     Payments of facility mortgage                                                        (22,092)               (8,425)
     Payments on capital lease                                                            (13,991)                   --
     Proceeds from exercise of stock options                                                1,814                 3,593
                                                                                   ------------------    ------------------

                    Net cash provided by financing activities                             456,946               695,168
                                                                                   ------------------    ------------------

Net decrease in cash and cash equivalents                                              (1,708,865)           (2,792,360)

Cash and cash equivalents, beginning of year                                            3,334,124             6,126,484
                                                                                   ------------------    ------------------

Cash and cash equivalents, end of year                                          $       1,625,259             3,334,124
                                                                                   ------------------    ------------------
                                                                                   ------------------    ------------------

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                                                          1998                  1997
                                                                                   -------------------   -------------------
Supplemental cash flow information:
     Interest paid                                                              $          75,453                33,730
                                                                                   -------------------   -------------------
                                                                                   -------------------   -------------------

     Income taxes paid                                                          $             800                   800
                                                                                   -------------------   -------------------
                                                                                   -------------------   -------------------

Noncash investing and financing activities:

     In 1998, the Company transferred inventory valued at $198,113 to property and equipment.

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

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

       (a)        ORGANIZATION AND BUSINESS

              Loronix Information Systems, Inc. (the Company) was incorporated in October 1992 under the laws of the state of Nevada. The Company was formed in connection with the reincorporation from Colorado to Nevada of GPC, Inc. dba Loronix and Loronix Information Systems, Inc. in October 1992, in which GPC, Inc. merged into the Company. The Company designs, markets and sells a family of digital identification products and digital CCTV video management surveillance products based on the Company's proprietary software.

       (b)        PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned United Kingdom subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

       (c)        REVENUE RECOGNITION

              Revenue from sales of systems and supplies is generally recorded upon shipment. A portion of this revenue may be deferred if significant obligations are to be fulfilled in the future, in which case such revenue is recognized when all obligations have been fulfilled. Maintenance revenue is recognized ratably over the term of the contracts, typically one year.

              Long-term contract revenue is recognized using the percentage-of-completion method. Earned revenue is based on the percentage that incurred costs to date bear to total costs after giving effect to the most recent management estimate of total cost, and reflects the original contract price adjusted for agreed-upon change order revenue, if any. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Losses expected to be incurred on jobs in process are charged to operations as soon as such losses are known.

       (d)        CASH EQUIVALENTS

              Cash equivalents consist primarily of money market funds and other highly rated short-term investments. For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

       (e)        INVENTORY

              Inventory consists primarily of finished goods and is stated at the lower of cost, determined using the first-in, first-out (FIFO) method, or market value.

       (f)        PROPERTY AND EQUIPMENT

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

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       (g)        CAPITALIZED SOFTWARE COSTS

              The Company has capitalized costs related to the development of certain software products which are a component of the Company's digital identification and CCTV video management surveillance products. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual-product basis using the straight-line method over a three-year useful life. Amortization expense for the years ended December 31, 1998 and 1997 was $419,474 and $297,745, respectively.

       (h)        RESEARCH AND DEVELOPMENT EXPENSES

              Expenditures for research and development costs are expensed in the year incurred. In 1998 and 1997, the Company recorded expenses, net of capitalized software costs, of $1,381,231 and $1,525,827, respectively.

       (i)        INCOME TAXES

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

       (j)        BASIC AND DILUTED LOSS PER COMMON SHARE

              The weighted average number of common shares outstanding used in computing basic earnings per share (EPS) was 4,646,549 and 4,659,252 for the years ended December 31, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options and warrants totaling approximately 1,450,473 and 1,262,000 shares were excluded from the computations of net loss per common share for the years ended December 31, 1998 and 1997, respectively, as their effect is antidilutive.

       (k)        FAIR VALUE OF FINANCIAL INSTRUMENTS

              SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and accrued commissions are considered to be representative of their respective fair values because of the short maturity of these instruments. For the notes receivable, related parties and notes receivable from stockholders, a reasonable estimate of fair value is not practicable due to the inherent difficulty of evaluating the related party relationship and timing of payments. The carrying amount reported for long-term debt approximates its fair value because the underlying instruments bear interest at rates that are comparable to current rates offered to the Company for similar debt instruments.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       (l)        IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
                  DISPOSED OF

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

       (m)        STOCK OPTION PLAN

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be attributed on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       (n)        COMPREHENSIVE INCOME

              As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
              130). SFAS 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. The adoption of SFAS 130 did not have an impact on the Company, as the Company's net loss is the same as comprehensive loss for the years ended December 31, 1998 and 1997.

       (o)        USE OF ESTIMATES

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

       (p)        RECLASSIFICATIONS

              Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

(2)    BUSINESS CONCENTRATION

       For the year ended December 31, 1998, the Company had sales of CCTVware products to one customer which accounted for 38% of total revenue. Outstanding receivables from this same customer accounted for 3% of trade accounts receivable at December 31, 1998. For the year ended December 31, 1997, the Company had sales of CCTVware products to two customers which accounted for 47% of total revenue.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following as of December 31, 1998:

   Land                                                                $         225,977
   Building                                                                    1,212,520
   Machinery and equipment and third-party software                            3,946,070
   Office equipment and furniture                                                351,510
   Airplane                                                                      772,400
   Automobiles                                                                    16,652
   Capital lease                                                                  21,560
                                                                         -----------------

                                                                               6,546,689
   Less accumulated depreciation and amortization                             (2,461,609)
                                                                         -----------------

                    Total                                              $       4,085,080
                                                                         -----------------
                                                                         -----------------

(4)    NOTES RECEIVABLE, RELATED PARTIES

       In November and December 1996, the Company granted to various officers, directors and an executive, advances for the purchase of automobiles in exchange for promissory notes in the amount of $216,312 and had an outstanding balance of $76,905 as of December 31, 1998. In addition, the Company has outstanding receivables of $143,677 at December 31, 1998 from various officers, directors and employees for general advances and loans.

       The Company also has notes receivable from stockholders which were received in exchange for the issuance of common stock. These notes are secured by the underlying common stock, accrue interest annually at rates ranging from 5.34% to 5.78% and mature on various dates through February 2000.

(5)    LONG-TERM DEBT

       Long-term debt at December 31, 1998 consists of the following:

  9.5% mortgage note payable to bank due in monthly installments with a final payment of $562,055 due at maturity in 2002. The note is secured
     by substantially all of the Company's assets                                       $         669,483

  8.5% note payable to bank due in monthly installments through maturity in 2001
                                                                                                  491,215
                                                                                           ------------------
                                                                                                1,160,698
      Less current portion                                                                        (80,733)
                                                                                           ------------------

                    Long-term debt, net of current portion                              $       1,079,965
                                                                                           ------------------
                                                                                           ------------------

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       Aggregate maturities of the notes payable for the periods subsequent to December 31, 1998 consist of the following:

      YEAR ENDING DECEMBER 31:
      ------------------------
                  1999                              $          80,733
                  2000                                         88,144
                  2001                                        406,162
                  2002                                        585,659
                                                       -----------------

                                                    $       1,160,698
                                                       -----------------
                                                       -----------------

       On July 31, 1997, the Company entered into a loan agreement with a lending institution. The loan agreement includes a mortgage note, as well as a line of credit agreement under which the Company may borrow up to $1,000,000. Interest on amounts outstanding under the line of credit agreement accrues at the bank's prime rate plus one point (9.5% at December 31, 1998). At December 31, 1998, no amounts were outstanding under the line of credit agreement. The loan agreement contains restrictive covenants, which include restrictions on working capital, tangible net worth, cash flow, the payment of dividends and capital expenditures. At December 31, 1998, the Company was in violation of certain of these covenants, however, the Company obtained a waiver as of December 31, 1998 from the lending institution for the violations.

(6)    INCOME TAXES

       The current year income tax expense consists of the following at December 31, 1998 and 1997:

                                                        1998                 1997
                                                  ------------------   ------------------
      Current:
          Federal                              $              --                   --
          State                                              800                   --
                                                  ------------------   ------------------

                                                             800                   --
                                                  ------------------   ------------------
      Deferred:
          Federal                                             --               25,216
          State                                               --                7,200
                                                  ------------------   ------------------

                                                              --               32,416
                                                  ------------------   ------------------

                                               $             800               32,416
                                                  ------------------   ------------------
                                                  ------------------   ------------------

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       Income tax expense for the years ended December 31, 1998 and 1997 differs from the amount computed by applying the federal statutory rate of 34% as follows:

                                                                     1998                  1997
                                                               ------------------    -----------------
      Computed at federal statutory rate                    $        (734,900)       (843,000)
      State tax                                                       (29,900)       (100,800)
      Change in the valuation allowance                               866,200        958,300
      Nondeductible expenses                                           90,300        98,200
      General business credits                                       (190,900)       (80,284)
                                                               ------------------    -----------------

                                                            $             800        32,416
                                                               ------------------    -----------------
                                                               ------------------    -----------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1998 are as follows:

      Deferred tax assets:
          Net operating loss carryforwards                                       $       1,663,500
          Research and experimentation credits                                             376,300
          Alternative minimum tax credits                                                   35,000
          Accounts receivable principally due to the allowance
            for doubtful accounts                                                          167,000
          Inventory, principally due to the allowance for obsolescence                      88,500
          Other                                                                             33,500
                                                                                    ------------------

                    Total gross deferred tax assets                                      2,363,800

          Valuation allowance                                                           (1,824,700)
                                                                                    ------------------

                    Net deferred tax assets                                                539,100
                                                                                    ------------------

      Deferred tax liabilities:
          Depreciation                                                                     182,900
          Software development costs                                                       356,200
                                                                                    ------------------

                    Total deferred tax liabilities                                         539,100
                                                                                    ------------------

                    Net deferred income taxes                                    $              --
                                                                                    ------------------
                                                                                    ------------------

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       In 1998, the Company recognized an increase in the valuation allowance of $866,200. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management has provided a full valuation allowance for the net deferred tax assets as of December 31, 1998. The Company has net operating loss carryforwards for federal tax reporting purposes, which amounted to approximately $4,267,000 as of December 31, 1998, which begin to expire in 2008. Additionally, the Company has research and development credits for federal tax reporting purposes amounting to $376,300, which begin to expire in 2008, and alternative minimum tax credits of $35,000, which have no expiration date.

(7)    STOCKHOLDERS' EQUITY

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

       (a)        COMMON STOCK WARRANTS

              During 1993 and 1994, the Company issued warrants to purchase shares of common stock. At December 31, 1998, there were 240,000 warrants outstanding at an exercise price of $8.40 per share. Warrants are exercisable from the date of grant and expire on August 24, 1999.

              The Company determined that the relative fair market value of the common stock warrants at issuance was immaterial; accordingly, no value was assigned to such warrants.

       (b)        STOCK OPTION PLANS

              In 1992, the Company established a Stock Option Plan (the Plan) for employees and consultants. Options granted under the Plan may be incentive stock options (ISOs) or nonstatutory stock options
              (NSOs). The Plan was amended in 1996, and the maximum number of shares of common stock which may be optioned and sold under the Plan is 1,300,000. Options have a term of up to ten years, and generally become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant.

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

              ISO and NSO option activity from 1996 through 1998 is as follows:

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                                                     RANGE OF           WEIGHTED-AVERAGE
                                                 SHARES           EXERCISE PRICES        EXERCISE PRICE
                                           ------------------   --------------------   -------------------
ISO options:
    Outstanding at December 31, 1996
                                                  452,769       $   2.13 - 6.00        $  3.46
    Granted                                       173,099           1.19 - 4.38           3.23
    Exercised                                      (1,250)          2.88 - 2.88           2.88
    Canceled                                     (162,275)          2.66 - 4.88           3.87
                                           ------------------

    Outstanding at December 31, 1997
                                                  462,343           1.19 - 6.00           3.23
    Granted                                       211,400           1.50 - 3.00           2.08
    Exercised                                        (650)          2.66 - 2.88           2.79
    Canceled                                      (45,125)          1.19 - 4.88           2.74
                                           ------------------

    Outstanding at December 31, 1998
                                                  627,968       $   1.50 - 6.00        $  2.88
                                           ------------------   --------------------   -------------------
                                           ------------------   --------------------   -------------------

    Exercisable at December 31, 1997              225,567       $   2.13 - 6.00        $  3.47
                                           ------------------   --------------------   -------------------
                                           ------------------   --------------------   -------------------

    Exercisable at December 31, 1998              288,643       $   1.88 - 6.00        $  3.38
                                           ------------------   --------------------   -------------------
                                           ------------------   --------------------   -------------------

                                                                                            WEIGHTED-
                                                                     RANGE OF            AVERAGE EXERCISE
                                                SHARES            EXERCISE PRICES             PRICE
                                           ------------------   --------------------   -------------------
NSO options:
    Outstanding at December 31, 1996
                                                  437,004       $   3.06 - 5.10        $  4.01
    Granted                                       238,501           3.08 - 3.88           3.57
    Canceled                                     (116,000)          4.88 - 5.10           4.94
                                           ------------------

    Outstanding at December 31, 1997
                                                  559,505           3.06 - 5.10           3.63
    Granted                                        43,000           1.50 - 2.00           1.77
    Canceled                                      (20,000)          5.10 - 5.10           5.10
                                           ------------------

    Outstanding at December 31, 1998
                                                  582,505       $   1.50 - 5.10        $  3.44
                                           ------------------   --------------------   -------------------
                                           ------------------   --------------------   -------------------
    Exercisable at December 31, 1997              367,755       $   3.06 - 5.10        $  3.62
                                           ------------------   --------------------   -------------------
                                           ------------------   --------------------   -------------------

    Exercisable at December 31, 1998              387,505       $   2.00 - 5.10        $  3.52
                                           ------------------   --------------------   -------------------
                                           ------------------   --------------------   -------------------


              As of December 31, 1998, the range of exercise prices and weighted-average remaining contractual lives of ISO and NSO options outstanding was $1.50 - $6.00 and 7.3 years, and $1.50 - $5.10 and 5.7 years, respectively. The following is a summary of stock options outstanding at December 31, 1998:

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                      OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      -----------------------------------------------------   ----------------------------------
                                            WEIGHTED-
                                             AVERAGE          WEIGHTED-                            WEIGHTED-
       RANGE OF                             REMAINING          AVERAGE                              AVERAGE
       EXERCISE           NUMBER           CONTRACTUAL        EXERCISE             NUMBER           EXERCISE
        PRICES          OUTSTANDING           LIFE              PRICE            EXERCISABLE          PRICE
    ---------------   ----------------   ----------------  ----------------   ----------------   ---------------
    $  1.00 - 2.00         150,600             9.1         $      1.69               3,025       $    2.00
       2.01 - 3.00         248,125             8.4                2.63              70,100            2.69
       3.01 - 4.00         699,498             5.4                3.41             517,673            3.36
       4.01 - 5.00          96,750             6.1                4.46              69,850            4.58
       5.01 - 6.00          15,500             5.5                5.54              15,500            5.54
                      ----------------                                        ----------------
                         1,210,473                                                 676,148
                      ----------------                                        ----------------
                      ----------------                                        ----------------


              The Company applies APB Opinion No. 25 in accounting for its option plans, and accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. If the Company had determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts as follows:

                                                 1998                                    1997
                                 -------------------------------------   ------------------------------------
                                    AS REPORTED          PRO FORMA           AS REPORTED         PRO FORMA
                                 -----------------   -----------------   ------------------   ---------------
Net loss                         $   (2,162,379)         (2,654,717)          (2,511,942)       (3,064,846)
Net loss per share               $         (.47)               (.57)                (.54)             (.66)


              Pro forma net loss reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years, and compensation cost for options granted prior to January 1, 1995 is not considered.

              The per share weighted-average fair value of ISO and NSO stock options granted during 1998 and 1997, at an exercise price equal to the fair market value on the date of grant, was $1.43 and $2.41, respectively, using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 1998 and 1997 grants: expected dividend yield of 0%, risk-free interest rate of 5.5%, expected life of four years, and expected volatility of 91% and 87%, respectively.

              The Company notes that the effect of applying SFAS No. 123 for disclosing compensation cost is not representative of the effects on reported net income (loss) for future years.

(8)    OPERATING SEGMENTS

       During 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes new standards for disclosure of information about operating segments. The Company's reportable segments include CCTVware products and ID products. The Company has presented information for the prior year for comparability purposes.

       The Company's CCTVware products permit the digital recording and storage of CCTV video that eliminates the need for video tapes and video cassette recorders in surveillance environments and enables high-speed access and retrieval of stored video. The Company's ID products can record and store digital images in computer databases, transmit such images to other control systems or printers,

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY and retrieve, reproduce and manipulate these images in a variety of ways. ID products are used to provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale and other control systems.

       The Company's reportable segment financial data is as follows:

                     PRODUCTS                              CCTVWARE                  ID                   TOTAL
---------------------------------------------------   --------------------   --------------------   -------------------
1998:
    Sales                                             $   10,711,412              1,999,459             12,710,871
    Cost of goods sold                                     5,785,300              1,031,273              6,816,573
                                                      --------------------   --------------------   -------------------

              Segment gross margin                    $    4,926,112                968,186              5,894,298
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Segment gross margin %                            45.99%                 48.42%                 46.37%
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Additions to capitalized software                 $      518,734                 32,728                551,462
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Software amortization                             $      307,432                112,042                419,474
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Capitalized software                              $    1,272,134                961,028              2,233,162
    Accumulated amortization                                 468,493                809,720              1,278,213
                                                      --------------------   --------------------   -------------------

              Net book value of capitalized
                software costs                        $      803,641                151,308                954,949
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

1997:
    Sales                                             $    5,882,330              3,520,300              9,402,630
    Cost of goods sold                                     3,540,339              1,576,791              5,117,130
                                                      --------------------   --------------------   -------------------

              Segment gross margin                    $    2,341,991              1,943,509              4,285,500
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Segment gross margin %                            39.81%                 55.21%                 45.58%
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Additions to capitalized software                 $      373,040                 87,500                460,540
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Software amortization                             $      161,705                136,040                297,745
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

    Capitalized software                              $      753,400                928,300              1,681,700
    Accumulated amortization                                 161,061                697,678                858,739
                                                      --------------------   --------------------   -------------------

              Net book value of capitalized
                software costs                        $      592,339                230,622                822,961
                                                      --------------------   --------------------   -------------------
                                                      --------------------   --------------------   -------------------

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       The Company's areas of operations are principally in the United States and the United Kingdom as follows:

                                                                                   UNITED
                                                        UNITED STATES             KINGDOM                 TOTAL
                                                      -------------------    -------------------    -------------------
1998:
    Sales                                             $   12,039,426                671,445             12,710,871
    Cost of goods sold                                     6,459,838                356,735              6,816,573
                                                      -------------------    -------------------    -------------------

              Gross margin                            $    5,579,588                314,710              5,894,298
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Gross margin %                                          46.34%           46.87%                 46.37%
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Depreciation and amortization                     $    1,192,289                 41,700              1,233,989
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Capital expenditures                              $      933,469                 37,000                970,469
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Total assets                                      $   11,267,020                151,200             11,418,220
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

1997:
    Sales                                             $    8,846,628                556,002              9,402,630
    Cost of goods sold                                     4,857,530                259,600              5,117,130
                                                      -------------------    -------------------    -------------------

              Gross margin                            $    3,989,098                296,402              4,285,500
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Gross margin %                                          45.09%           53.31%                 45.58%
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Depreciation and amortization                     $    1,024,309                 44,000              1,068,309
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Capital expenditures                              $      766,868                     --                766,868
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------

    Total assets                                      $   13,094,828                168,000             13,262,828
                                                      -------------------    -------------------    -------------------
                                                      -------------------    -------------------    -------------------


(9)    LEASES

       The Company leases various facilities, automobiles and certain equipment under noncancelable operating leases expiring at various dates through September 2002. It is expected that leases expiring will be renewed in the ordinary course of business.

       The Company is also obligated under a capital lease for certain office equipment which expires in 1999. Capital equipment recorded under this capital lease was $21,560 and had accumulated amortization of $9,882 as of December 31, 1998. Amortization of assets held under capital lease is included with depreciation expense.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

       At December 31, 1998, future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                        CAPITAL              OPERATING
                   YEARS ENDING DECEMBER 31,                             LEASE                LEASES
----------------------------------------------------------------    -----------------    ------------------
        1999                                                        $       9,862           95,462
        2000                                                                   --           58,887
        2001                                                                   --           48,043
        2002                                                                   --           531
                                                                    -----------------    ------------------

          Total minimum lease payments                                      9,862        $  202,923
                                                                                         ------------------
                                                                                         ------------------
Less amount representing interest                                            (879)
                                                                    -----------------

          Present value of obligations under capital lease                  8,983
Less current portion                                                        8,983
                                                                    -----------------

          Long-term capital lease obligations                       $          --
                                                                    -----------------
                                                                    -----------------


       Rental expense under operating leases was approximately $87,000 and $80,000 for the years ended December 31, 1998 and 1997, respectively.

(10)   RETIREMENT PLAN

       The Company sponsors a 401(k) Retirement Plan which is available to substantially all employees after three months of service. Employees may contribute from 1% to 15% of their wages subject to limits stated in the Internal Revenue Code. The Company may make discretionary contributions to the plan, which vest immediately. There were no discretionary contributions for the years ended December 31, 1998 and 1997.

(11)   CONTINGENCIES

       On October 17, 1997, the Company received notice that it has been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc., in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware products infringe certain claims of two patents held by Prima Facie, Inc., and that the Company has interfered with Prima Facie, Inc.'s business relationships. The lawsuit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a co-defendant. The Company believes the allegations of the complaint are without merit and is defending itself vigorously in this matter, and believes the ultimate liability will not be material to the consolidated financial position or results of operations of the Company.

       The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

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

       An outstanding letter of credit, principally related to improvements to the airport facility land, amounted to approximately $28,700 at December 31, 1998. The letter of credit is collateralized by certificates of deposit.