Form 10QSB
period 1999-03-31
LORONIX INFORMATION SYSTEMS INC
filed 1999-05-11
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                                   FORM 10-QSB


(MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ______ TO ______.


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



         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO _____


         AS OF APRIL 16, 1999, THERE WERE 4,803,276 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                        LORONIX INFORMATION SYSTEMS, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                            PAGE NO.
                                                                             --------
                ITEM 1.    FINANCIAL STATEMENTS

                           CONDENSED CONSOLIDATED BALANCE SHEET                  1
                              AS OF MARCH 31, 1999

                           CONDENSED CONSOLIDATED STATEMENTS                     3
                              OF OPERATIONS FOR THE THREE MONTHS ENDED
                              MARCH 31, 1999 AND 1998

                           CONDENSED CONSOLIDATED STATEMENTS OF                  4
                              CASH FLOWS FOR THE THREE MONTHS ENDED
                              MARCH 31, 1999 AND 1998

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL             5
                              STATEMENTS

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF               7
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

                ITEM 1.    LEGAL PROCEEDINGS                                    14

                ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                     14


SIGNATURES.                                                                     15

                         PART I - FINANCIAL INFORMATION

                        LORONIX INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                                                     MARCH 31,
                                                                                        1999
                                                                               -----------------------
                                                                                    (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                             $3,072,575
     Accounts receivable:
        Trade, net of allowance for doubtful accounts
           of $478,434                                                                      4,259,174
        Officers and employees                                                                 26,828
     Inventory, net                                                                         2,004,973
     Prepaid expenses and other assets                                                        149,558
     Notes receivable, related parties                                                         38,454
                                                                               -----------------------

            Total current assets                                                            9,551,562

     Property and equipment, net of accumulated
          depreciation of $2,662,446                                                        4,029,605
     Capitalized software costs, net of accumulated
          amortization of $1,400,092                                                          934,710
     Notes receivable, related parties                                                         28,838
     Accounts receivable - officers and employees                                             132,856
     Deposits and other assets                                                                 24,432
                                                                               -----------------------

             Total assets                                                                 $14,702,003
                                                                               -----------------------
                                                                               -----------------------

                                  (continued)

                         LORONIX INFORMATION SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      MARCH 31,
                                                                                         1999
                                                                                -----------------------
                                                                                     (UNAUDITED)
Current liabilities:
     Current installments of long-term debt                                                    $80,733
     Current installments of capital lease obligations                                           6,288
     Accounts payable                                                                        2,226,177
     Accrued liabilities                                                                       946,530
     Accrued commissions                                                                       267,000
                                                                                -----------------------

          Total current liabilities                                                          3,526,728

     Long-term debt, excluding current installments                                          1,055,946
                                                                                -----------------------

           Total liabilities                                                                 4,582,674
                                                                                -----------------------
                                                                                -----------------------

Stockholders' equity:
   Preferred stock, $.001 par value.  Authorized 2,000,000
     shares; no shares issued and outstanding.                                                -
   Common stock, $.001 par value.  Authorized 20,000,000
     shares; issued and outstanding 4,802,836 shares.                                            4,803
   Additional paid-in capital                                                               15,718,699
   Notes receivable from stockholders                                                        (147,883)
   Accumulated deficit                                                                     (5,456,290)
                                                                                -----------------------

          Total stockholders' equity                                                        10,119,329
                                                                                -----------------------

          Total liabilities and stockholders' equity                                       $14,702,003
                                                                                -----------------------
                                                                                -----------------------


    See accompanying notes to condensed consolidated financial statements.

                        LORONIX INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        1999                1998
                                                                   ------------------------------------
                                                                               (UNAUDITED)
Systems, supplies and maintenance
   Revenue                                                             $7,390,036           $1,903,869
                                                                   ---------------     ----------------
Operating costs and expenses:
  Cost of revenue                                                       4,003,867            1,003,563
  Operations and customer support                                         530,135              347,924
  Selling, general and administrative                                   1,886,853              899,677
  Research and development                                                382,908              339,896
                                                                   ---------------     ----------------
        Total cost and expenses                                         6,803,763            2,591,060

        Income (loss) from operations                                     586,273            (687,191)

Other income (expense):
  Interest income                                                          31,396               31,843
  Interest expense                                                       (29,847)             (16,823)
  Other (expense) income, net                                               (667)                4,376
                                                                   ---------------     ----------------
                                                                              882               19,396

          Income (loss) before income taxes                               587,155            (667,795)

Income tax expense                                                         32,000                  800
                                                                   ---------------     ----------------

          Net income (loss)                                              $555,155           ($668,595)
                                                                   ---------------     ----------------
                                                                   ---------------     ----------------

Basic income (loss) per share                                               $0.12              ($0.14)
                                                                   ---------------     ----------------
                                                                   ---------------     ----------------

Diluted income (loss) per share                                             $0.11              ($0.14)
                                                                   ---------------     ----------------
                                                                   ---------------     ----------------

Weighted-average shares outstanding                                     4,734,279            4,646,186
                                                                   ---------------     ----------------
                                                                   ---------------     ----------------

Diluted weighted-average shares outstanding                             5,008,413            4,646,186
                                                                   ---------------     ----------------
                                                                   ---------------     ----------------

     See accompanying notes to condensed consolidated financial statements

                              LORONIX INFORMATION
                                 SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             1999            1998
                                                                         ----------------------------
                                                                         (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                         $555,155       $(668,595)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                          336,635          293,394
       (Gain) loss on disposal of capital equipment                           (4,570)              221
       Loss (gain) on foreign currency exchange                                   833          (4,215)
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                            (1,862,862)        (379,815)
          Increase in inventory, net                                        (121,855)          (3,225)
          Decrease in prepaid expenses and other assets                         8,948          571,596
          Increase (decrease) in accounts payable                           1,541,092        (179,279)
          Increase (decrease) in accrued liabilities and commissions          694,570        (181,796)
                                                                         ------------    ------------
                Net cash provided by (used in) operating activities         1,147,946        (551,714)
                                                                         ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                                     (123,064)         (51,754)
   Proceeds from disposal of capital equipment                                  9,454             -
   Decrease in notes receivable, related parties                                9,613           29,770
   Decrease in deposits and other assets                                       12,043            7,940
   Capitalized software                                                     (101,640)        (100,760)
                                                                         ------------    ------------
                Net cash used in investing activities                       (193,594)        (114,804)
                                                                         ------------    ------------

Cash flows from financing activities:
    Payments on bank borrowings                                              (17,945)             -
    Payments on facility mortgage                                             (6,075)          (5,555)
    Payments on capital lease                                                 (2,695)             -
    Proceeds from exercise of stock options                                   519,679             -
                                                                         ------------    ------------
                Net cash provided by (used in) financing activities:          492,964          (5,555)
                                                                         ------------    ------------

Net increase (decrease) in cash                                             1,447,316        (672,073)
Cash and cash equivalents, beginning of year                                1,625,259        3,334,124
                                                                         ------------    ------------
Cash and cash equivalents, end of March                                    $3,072,575       $2,662,051
                                                                         ------------    ------------
                                                                         ------------    ------------




Supplemental cash flow information:
   Interest paid                                                              $29,847          $16,823
                                                                         ------------    ------------
                                                                         ------------    ------------
   Income taxes paid                                                            -                 $800
                                                                         ------------    ------------
                                                                         ------------    ------------

Noncash investing activities:
  In 1999 the Company transferred inventory valued at $41,932 to property and equipment.
  In 1998 the Company transferred inventory valued at $34,496 to property and equipment.

    See accompanying notes to condensed consolidated financial statements.

                         LORONIX INFORMATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (MARCH 31, 1999 - UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1998 of Loronix Information Systems, Inc. (the "Company").

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

         Stock options and warrants outstanding at March 31, 1999 totaled 1,417,974. For the three months ended March 31, 1999, 274,134 shares, representing the dilutive effect of stock options, were included in computing the diluted net income per share. Warrants totaling 240,000 shares were not included in computing the diluted net income per share because the effect would have been antidilutive. Stock options and warrants totaling 1,302,548 shares for the three months ended March 31, 1998 were not included in computing the diluted net loss per share because the effect would have been antidilutive.

NOTE 3:  SEGMENT INFORMATION

         The Company has identified two primary segments: digital video recording products ("CCTVware(R) Products") and digital identification products ("ID Products"). Segment selection was based upon internal organization structure and the availability of financial results.

                                                  CCTVware              ID              Total
                                              -----------------------------------------------------

           First Quarter 1999
           Sales                                    $ 6,801,000          $ 589,000      $7,390,000
           Cost of Goods Sold                         3,701,000            303,000       4,004,000
                                              -----------------------------------------------------

              Segment Margin                        $ 3,100,000          $ 286,000      $3,386,000

           Segment gross margin %                         45.6%              48.6%           45.8%

           Additions to capitalized software         $   93,000           $  9,000       $ 102,000

           Software amortization                     $   99,000          $  23,000       $ 122,000

           Capitalized software                     $ 1,365,000          $ 970,000      $2,335,000
           Accumulated amortization                     567,000            833,000       1,400,000
                                              -----------------------------------------------------

              Net book value of capitalized
                 software costs                      $  798,000          $ 137,000       $ 935,000

                                                  CCTVware              ID              Total
                                              -----------------------------------------------------
           First Quarter 1998
           Sales                                    $ 1,539,000          $ 365,000      $1,904,000
           Cost of Goods Sold                           827,000            177,000       1,004,000
                                              -----------------------------------------------------

              Segment Margin                         $  712,000          $ 188,000       $ 900,000

           Segment gross margin %                         46.3%              51.5%           47.3%

           Additions to capitalized software         $   94,000           $  7,000       $ 101,000

           Software amortization                     $   61,000          $  34,000        $ 95,000

           Capitalized software                      $  848,000          $ 935,000      $1,783,000
           Accumulated amortization                     222,000            733,000         955,000
                                              -----------------------------------------------------

              Net book value of capitalized
                 software costs                      $  626,000          $ 202,000       $ 828,000

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

         On July 6, 1998, the Company filed counterclaims against PFI. These counterclaims include a request for Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI have agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first. To date, no trial has been scheduled.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

         REVENUE

         The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future. Revenue increased from $1,904,000 in the first quarter of 1998 to $7,390,000 in the first quarter of 1999, representing a 288% increase. Revenue in the first quarter of 1998 and 1999 included approximately $1,516,000, or 80% of total revenue, and approximately $6,741,000, or 91% of total revenue, respectively, of CCTVware Products. The Company attributes the increase in revenue to growing demand in the market for digital video recording technology.

         COSTS AND EXPENSES

         COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $1,004,000 in the first quarter of 1998 to $4,004,000 in the first quarter of 1999, and represented 53% and 54% of revenue, respectively. The increase in the cost of revenue as a percentage of revenue was primarily attributable to a shift in the product mix.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from approximately $348,000 in the first quarter of 1998 to approximately $530,000 in the first quarter of 1999, and represented 18% and 7% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in travel, recruiting and supplies expenses. These increased expenses were associated with increased business levels and more customer installations and support. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $900,000 in the first quarter of 1998 to $1,887,000 in the first quarter of 1999, and represented 47% and 26% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and an increase in legal fees associated with the Company's patent litigation with PFI. To a lesser extent, the increase in such expenses in absolute terms also resulted from increases in travel, telecommunications, maintenance and depreciation expenses and an increase in the provision for doubtful accounts. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first quarter of 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from approximately $340,000 in the first quarter of 1998 to approximately $383,000 in the first quarter of 1999, and represented 18% and 5% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first quarter of 1999.

         INTEREST INCOME. Interest income decreased slightly from approximately $32,000 in the first quarter of 1998 to approximately $31,000 in the first quarter of 1999. This decrease was due to a reduction in the average cash available for investment.

         INTEREST EXPENSE. Interest expense increased from approximately $17,000 in the first quarter of 1998 to approximately $30,000 in the first quarter of 1999 as a result of increased bank borrowings.

         INCOME TAX EXPENSE. In the first quarter of 1998, an income tax expense of approximately $1,000, representing minimum estimated California franchise tax, was recorded. In the first quarter of 1999, income tax expense of $32,000 was estimated at 5.5% of pre-tax income after giving effect to the carry-forward of net operating losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During each of the three month periods ended March 31, 1998 and 1999, the Company financed its operations primarily from working capital.

         The Company's principal uses of cash during each of the three month periods ended March 31, 1998 and 1999 were to: (i) fund operating activities in 1998; (ii) acquire property and equipment; and (iii) invest in the development of software.

         During the first three months of 1998, the Company's cash and cash equivalents decreased from $3,334,000 at December 31, 1997 to $2,662,000 at March 31, 1998. Net cash used in operating activities of $552,000 consisted primarily of losses of $669,000, increases in accounts receivable and decreases in accounts payable and accrued liabilities and commissions of $741,000 offset by depreciation and amortization and a decrease in prepaid expenses and other assets of $865,000. Net cash used in investing activities of $115,000 consisted primarily of $52,000 of capital expenditures and $101,000 of capitalized software offset by a decrease in notes receivable, related parties.

         During the first three months of 1999, the Company's cash and cash equivalents increased from $1,625,000 at December 31, 1998 to $3,073,000 at March 31, 1999. Net cash provided by operating activities of $1,148,000 consisted primarily of income of $555,000, depreciation and amortization and increases in accounts payable and accrued liabilities and commissions of $2,572,000 offset by increases in accounts receivable and inventory of $1,985,000. Net cash used in investing activities of $194,000 consisted primarily of $123,000 of capital expenditures and $102,000 of capitalized software. Net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options of $520,000 offset by payments on bank borrowings, facility mortgage and capital leases of $27,000.

         At March 31, 1999, the Company had $6,025,000 in working capital, including $4,259,000 of trade accounts receivable and $2,005,000 of inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 46 days as of March 31, 1999, compared to 128 days for the same period a year ago. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time. As of March 31, 1999, the Company had payment term extensions outstanding of approximately $350,000.

         The Company's inventory balance at March 31, 1999 and 1998 was $2,005,000 and $1.480,000, respectively. Annualized inventory turns, calculated using an average inventory balance, were 7.8 and 2.4 as of March 31, 1999 and 1998, respectively.

         The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $1,000,000 line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit facility expires in May 1999 and the Company expects to renew this credit facility. The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 1999 of approximately $450,000. Further, the Company may expand its existing facility at the La Plata County airport by 20,000 square feet. The cost for such expansion is estimated to be approximately $700,000. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months.

YEAR 2000 CONVERSION

         Many computer systems may experience problems handling dates beyond 1999. Therefore, some computer hardware and software will need to be modified prior to 2000 in order to remain functional. The Company has completed its initial assessment of the readiness and compliance of its computer-based products available for sale and is currently assessing its computer-based systems used internally, and the Company expects to implement successfully the system and programming changes necessary to address year 2000 issues by September 1999. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes on a timely basis could have an adverse effect on future results of operations, liquidity or financial condition.

         COMPUTER-BASED PRODUCTS AVAILABLE FOR SALE. The Company has two primary product lines available for sale which are CCTVware Products and ID Products.

         CCTVWARE PRODUCTS. The Company has created and executed a series of tests to determine the possible problems year 2000 might have on the operation of its CCTVware Products version 1.2. These tests indicated that year 2000 did not adversely affect the performance of the CCTVware Products, and the Company expects that these products will operate successfully in the days leading up to and following the year 2000. To date, the Company has not completed its testing to determine what effect, if any, leap years may have on the operation of the CCTVware Products. The Company expects to complete its initial testing of the leap year issue within the next two months and expects these products will operate successfully.

         A key component of determining the Company's year 2000 state of readiness is to identify those areas of operation where CCTVware Products incorporate software and hardware products supplied by third party vendors and thus, where year 2000 problems may arise as a result of products supplied by third parties. Third-party software products include, but are not limited to: Microsoft Windows NT 4.0 Server, Microsoft Windows NT 4.0 Workstation, Microsoft Windows 95, Microsoft SQL Server 6.5 and Microsoft Visual C++. Third party hardware products include, but are not limited to: video capture cards, export cards, network switches, motherboards, modems and various workstations. Because CCTVware Products are dependent, in certain respects, on products supplied by third-party vendors, an important part of the Company's year 2000 effort is to contact those vendors who supply products that the Company considers critical to the operation of the CCTVware Products and gauge their year 2000 compliance efforts. The Company has sent letters to various vendors and is in the process of receiving and analyzing the responses to determine the year 2000 state of readiness of such vendor supplied products. Responses and tests to date indicate that certain third-party supplied products do not appear to adversely affect the performance of the CCTVware Products with respect to the year 2000 issue.

         The Company has released and expects to release new versions of its CCTVware Products in the future. The Company will continue to audit and test compliance with year 2000 performance of its internally developed products.

         ID PRODUCTS. The Company has created and executed a series of tests to determine the possible problems the year 2000 will have on the operation of those ID Products which the Company continues to support. Such ID products include: ImageSHARE for NT versions 2.5 and 3.1, ImageSHARE Express 1.1, and Instant ID 2.0. These tests indicated that if configured properly, the year 2000 will not adversely affect the performance of the ID Products, and the Company expects that these products will operate successfully in the days leading up to and following the year 2000.

         Certain of the Company's ID Products also include interfaces to various access control applications including: Ccure with Badges 1.66; Ccure with ImageSHARE 1.21; Radionics Ready Key with ImageSHARE 1.21; Mulitnet with ImageSHARE 1.21; Card Key with Badges 1.6x; Casi Rusco with ImageSHARE 1.21; Casi Rusco with Badges 1.66+; DAQ with ImageSHARE 1.21; Oracle Based DAQ with IMAGESHARE 1.21 and ICAM with ImageSHARE 1.21. The interface design methodology used to integrate the ID Products are primarily controlled by the access control vendors. The Company can make no assurances that these interfaces are year 2000 compliant.

         A key component of determining the Company's year 2000 state of readiness is to identify those areas of operation where ID Products incorporate hardware and software products supplied by third-party vendors and thus, where year 2000 problems may arise as a result of products supplied by third parties. Third-party hardware products include, but are not limited to: computers; network adapter cards; video capture cards; controller cards; printers; encoders; cameras and various types of cabling. For older ID Product configurations, many of the third-party vendor hardware products are no longer manufactured or supported by the supplier. The Company can make no assurances that these devices are year 2000 compliant. At risk are older computers that may have embedded problems in the basic input/output system ("BIOS") for processing year 2000 dates. Certain routines within the ID

Products use the BIOS date information to calculate current dates. Computers that possess this problem will require the BIOS to be updated and/or the computer replaced. Third-party software products include, but are not limited to: Microsoft Windows 3.1 and 3.11; Microsoft Windows NT 4.0 Workstation; Microsoft Windows 95 and 98; Microsoft SQL Server; Microsoft Access; Paradox; Informix; Sybase; IBM DB2; Microsoft Foxpro; Oracle; Microsoft Visual C++; Borland 3.1, 4.5 and 5.01; Strategic Reporting's ReportSmith and various Open DataBase Connectivity drivers provided by Intersolv, Microsoft and IBM. Because ID Products are dependent, in certain respects, on products supplied by third-party vendors, an important part of the Company's year 2000 compliance effort is to contact those vendors who supply products that the Company considers critical to the operation of ID Products and gauge their year 2000 compliance efforts. The Company has sent letters to various vendors and is in the process of receiving and analyzing the responses to determine the year 2000 state of readiness of such vendor supplied products. Responses and tests to date indicated that certain third-party supplied products do not appear to adversely affect the performance of the ID Products with respect to the year 2000 issue.

         From 1989 through 1997, the Company developed eleven different ID Products including: Badges 1.64 - 1.66; Loronix Color Image Management System Foxpro Based; Dos Based Foxpro BW Imaging System; ImageSHARE V (Visitor BW, Foxpro); ImageSHARE I (Color Foxpro); ImageSHARE 1.21; Laser ID Card Creator; Entry Check; BoldImage and BoldImage Express; and Color Card Creator. Between 1996 and 1999, the Company recognized that the unavailability of peripheral replacement equipment from third-party vendors and inadequate technical resources made it infeasible for the Company to continue to support these products. Accordingly, the Company notified its customers that it would no longer support these products and made available upgrade options to allow customers to migrate to newer products that would be supported by the Company.

         COMPUTER-BASED SYSTEMS USED INTERNALLY. The Company uses various computer-based systems to operate its business on a day-to-day basis. These systems include, but are not limited to: (i) software programs, including Macola (for accounting, customer order processing, purchasing and inventory control), CardKey Access Control, Novell Network Operating System, SourceSafe, Microsoft Windows and various software application programs, and
(ii) hardware devices, including servers, hubs, proximity readers, motion detectors, phone systems and personal computers.

         In 1998, the Company upgraded its Macola software to the year 2000 compliant version. The Company is currently assessing its other internal computer-based systems to determine their susceptibility to the year 2000 issue. The Company expects to complete its assessment and incorporate any required fixes to ensure compatibility with year 2000 by September 1, 1999.

         COST OF YEAR 2000 CONVERSION. To date, the Company estimates that it has spent less than $18,000 of incremental external spending on the year 2000 issue and estimates that future external costs associated with its year 2000 compliance efforts will not exceed $50,000.

        CONTINGENCY PLANS. The Company has not yet completed its assessment of the reasonably likely worst case scenario of Non-Information Technology Business Systems and/or Information Technology Systems failures and related consequences. Although the Company does not anticipate any significant issues relating to year 2000, it intends to create contingency plans as information becomes available indicating areas of non-compliance that could have an adverse effect on the Company's future results of operations, liquidity or financial condition.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

         The statements in the second sentence of the paragraph under the caption "Revenue", the third sentence of the fifth paragraph and the third, fifth, sixth, seventh and eighth sentences in the seventh paragraph under the caption "Financial Condition, Liquidity and Capital Resources", the second and third sentences of the first paragraph, the second and fourth sentences of the third paragraph, the fifth paragraph, the third sentence of the sixth paragraph, the last sentence of the eleventh paragraph, the twelfth paragraph and the second sentence of the thirteenth paragraph under the caption "Year 2000 Conversion", the first, second and fifth sentences under the caption "Capital Requirements" below, the third sentence under the caption "Dependence on a Major Customer" below, the third and sixth sentences under the caption "Year 2000 Issues" below, the fourth sentence under the caption "Proprietary Rights", the first sentence under the caption "Variability of Operating Results" below and the first sentence under the caption "Volatility of Stock Price are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

         CAPITAL REQUIREMENTS. The Company believes that, based on its current projections, it has sufficient working capital to meet its requirements for at least the next 12 months. However, to the extent that the Company experiences growth generally, or the Company's CCTVware line of products generates high demand, or the Company receives extraordinarily large orders for certain CCTVware products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in seven of the past nine quarters, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

         DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its CCTVware Products and ID Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, dealers and systems integrators and to cultivate additional, similar relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could have a negative impact on the Company's revenue stream. Further, there can be no assurance that the businesses with whom the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company.

         COMPETITION. The markets for the Company's CCTVware Products and ID Products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and surveillance markets. Competitors in the identification market include: (i) in film-based systems, Polaroid Corporation, and (ii) in digital-based systems, Polaroid Corporation, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations. Competitors in the surveillance market include numerous VCR suppliers and digital recording suppliers including, among others: (i) TVX, Inc. and Prima Facie, Inc. for the Transit product; and (ii) Dedicated Micros, Inc., Sensormatic Corporation, Primary Image, Ltd., Alpha Systems Lab and NICE Systems, Ltd. for the M Series products. Loronix has not yet identified any competitors, other than VCR suppliers, for its Enterprise and Vision products.

         The Company believes that the principal competitive factors in its markets include: system performance and functionality, price, system configuration flexibility, ease-of-use, system maintenance costs, quality, reliability, customer support and brand name. Further, the Company believes that its primary competitive strengths include system performance and functionality, system configuration flexibility and ease-of-use. Larger, more established companies with substantially greater technical, financial and marketing resources than the Company, such as Data Card Corporation, Sensormatic Corporation and NICE Systems, Ltd., could use such resources to undermine the Company's ability to compete effectively for sales and market share. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors.

         LEGAL PROCEEDINGS. On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI"), in the U.S. District Court for the District of Maryland. The lawsuit alleges that the Company's CCTVware Transit product infringes certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim has been amended to allege infringement by the Company's other CCTVware Products. The suit seeks injunctive relief against further infringement and damages. The lawsuit also names one of the Company's domestic distributors as a codefendant. Although the Company believes these claims are without merit and is defending itself vigorously, an adverse result in the litigation could have a negative impact on the Company's business, operating results and financial condition. More specifically, if the claims of PFI are upheld as valid, enforceable and infringed, the Company might be held liable for a substantial damage award and would be required to obtain a license from PFI or be required to redesign its products to avoid infringement. There can be no assurance that a license would be available from PFI, or if available, would be available on terms acceptable to the Company or that the Company would be able to redesign its products to avoid infringement. Accordingly, an adverse determination in the pending judicial proceedings could prevent the Company from manufacturing and selling its CCTVware products which would almost certainly adversely affect the Company's business, operating results and financial condition. Additionally, the Company has incurred and continues to incur substantial expenses in its litigation with PFI, and there can be no assurance that the Company will not continue to incur such expenses for some considerable amount of time.

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

         DEPENDENCE ON A MAJOR CUSTOMER. In 1998, sales to Dayton Hudson Corporation accounted for 38% of the Company's revenue. Dayton Hudson is not obligated to purchase any minimum levels of the Company's products, and although Dayton Hudson Corporation has placed additional orders with the Company which accounted for 31% of the first quarter 1999 revenue, there can be no assurance that any further business will arise from this customer. Any significant reduction in product sales to Dayton Hudson Corporation that cannot be replaced with new business may materially and adversely affect the Company's business, operating results and financial condition.

         YEAR 2000 ISSUES. The "year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has taken steps to implement new information systems and migrate to year 2000 compliant software for its accounting, customer order processing, purchasing and inventory control software, and accordingly, the Company does not currently anticipate any internal year 2000 issues from this software. However, the Company could be adversely impacted by year 2000 issues related to other internally used computer-based systems and issues faced by major suppliers, customers, vendors and distributors with which the Company interacts. The Company has completed its initial testing program to gauge the year 2000 compliance of its products, and the Company has corresponded with certain third parties to determine whether they are year 2000 compliant. The Company will evaluate and follow up on the responses to determine the impact that third parties who are not year 2000 compliant may have on the operations and products of the Company. As a result of the unprecedented and potentially complex nature of the year 2000 issue however, there can be no assurance that this issue will not have a material and adverse impact on the business, operating results and financial condition of the Company, despite the Company's efforts.

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

         PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any third parties, except that a claim of infringement has been asserted against the Company by PFI (see Part II, Item 1 - Legal Proceedings and "Risk Factors -Legal Proceedings"). The Company has already expended considerable resources and funds towards defending itself in this infringement litigation and an adverse result in this litigation with PFI could have a negative impact on the financial position and results of operations of the Company. Further, there can be no assurance that other third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

         VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Products initially delayed anticipated revenue. Additionally, the Company generally ships orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. The Company has typically recognized a substantial portion of its revenue in the last month of the quarter, with much of this revenue concentrated in the last two weeks of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Loronix Information Systems, Inc.

May 7, 1999                            /s/ Jonathan C. Lupia
-----------                            ---------------------
   Date                                Jonathan C. Lupia,
                                       Chief Operating Officer and
                                       Chief Financial Officer