Form 10QSB
period 1999-06-30
LORONIX INFORMATION SYSTEMS INC
filed 1999-07-28
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                   FORM 10-QSB


(Mark One)

         [X] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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


         As of July 26, 1999, there were 4,817,011 shares of the issuer's common stock outstanding.

                        LORONIX INFORMATION SYSTEMS, INC.

                                      INDEX

PART I.         FINANCIAL INFORMATION                                               PAGE NO.
                ---------------------                                               --------
                Item 1.    Financial Statements

                           Unaudited Condensed Consolidated Balance Sheet               1
                              as of June 30, 1999

                           Unaudited Condensed Consolidated Statements                  3
                              of Operations for the three and six months ended
                              June 30, 1999 and 1998

                           Unaudited Condensed Consolidated Statements of               4
                              Cash Flows for the six months ended
                              June 30, 1999 and 1998

                           Notes to Unaudited Condensed Consolidated Financial          5
                              Statements

                Item 2.    Management's Discussion and Analysis of                      7
                           Financial Condition and Results of Operations


PART II.        OTHER INFORMATION
                -----------------

                Item 4.    Submission of Matters to a Vote of Security Holders          15

                Item 6.    Exhibits and Reports on Form 8-K                             15


SIGNATURES.                                                                             16

                        PART 1 - FINANCIAL INFORMATION

                       LORONIX INFORMATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                 JUNE 30,
                                                                                   1999
                                                                            --------------------
                                                                                (UNAUDITED)
    Current assets:
         Cash and cash equivalents                                                   $2,975,636
         Accounts receivable:
            Trade, net of allowance for doubtful accounts
               of $532,311                                                            4,777,905
            Officers and employees                                                       22,570
         Inventory, net                                                               2,321,253
         Prepaid expenses and other assets                                              128,240
         Notes receivable, related parties                                               38,454
                                                                            --------------------

                Total current assets                                                 10,264,058

         Property and equipment, net of accumulated
              depreciation of $2,874,233                                              3,969,268
         Capitalized software and third party design costs, net of
              accumulated amortization of $1,529,113                                    993,599
         Notes receivable, related parties                                               19,224
         Accounts receivable - officers and employees                                   140,231
         Deposits and other assets                                                       23,668
                                                                            --------------------

                 Total assets                                                       $15,410,048
                                                                            --------------------
                                                                            --------------------

                                  (continued)

                        LORONIX INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 JUNE 30,
                                                                                   1999
                                                                           ---------------------
                                                                               (UNAUDITED)
    Current liabilities:
         Current installments of long-term debt                                         $80,733
         Current installments of capital lease obligations                                3,593
         Accounts payable                                                             1,892,744
         Accrued liabilities                                                          1,472,821
         Accrued commissions                                                            144,000
                                                                           ---------------------

              Total current liabilities                                               3,593,891
                                                                           ---------------------

         Long-term debt, excluding current installments                               1,036,106

               Total liabilities                                                      4,629,997

    Stockholders' equity:
       Preferred stock, $.001 par value.  Authorized 2,000,000
         shares; no shares issued and outstanding.                                  -
       Common stock, $.001 par value.  Authorized 20,000,000
         shares; issued and outstanding 4,812,585 shares.                                 4,813
       Additional paid-in capital                                                    15,757,626
       Notes receivable from stockholders                                             (147,883)
       Accumulated deficit                                                          (4,834,505)
                                                                           ---------------------

              Total stockholders' equity                                             10,780,051
                                                                           ---------------------

              Total liabilities and stockholders' equity                            $15,410,048
                                                                           ---------------------
                                                                           ---------------------


     See accompanying notes to condensed consolidated financial statements.

                        LORONIX INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                  1999          1998            1999             1998
                                               ------------  ------------   --------------   --------------
                                                      (UNAUDITED)                    (UNAUDITED)
Systems, supplies and maintenance
   revenue                                      $7,530,032    $1,984,676      $14,920,068       $3,888,545
                                               ------------  ------------   --------------   --------------
Operating costs and expenses:
  Cost of products sold                          4,160,439     1,065,930        8,164,306        2,069,493
  Operations and customer support                  612,638       313,383        1,142,774          661,307
  Selling, general and administrative            1,663,066     1,163,438        3,549,918        2,063,115
  Research and development                         458,897       339,763          841,805          679,659
                                               ------------  ------------   --------------   --------------
       Total cost and expenses                   6,895,040     2,882,514       13,698,803        5,473,574

        Income (loss) income from operations       634,992     (897,838)        1,221,265      (1,585,029)

Other income (expense):
  Interest income                                   33,424        34,790           64,857           66,633
  Interest expense                                (26,110)      (16,693)         (55,957)         (33,515)
  Other expense                                    (4,229)       (8,428)          (4,933)          (4,053)
                                               ------------  ------------   --------------   --------------
                                                     3,085         9,669            3,967           29,065

         Income (loss) before income taxes         638,077     (888,169)        1,225,232      (1,555,964)

Income tax expense                                (16,292)         -             (48,292)            (800)
                                               ------------  ------------   --------------   --------------

          Net income (loss)                       $621,785    ($888,169)       $1,176,940     ($1,556,764)
                                               ------------  ------------   --------------   --------------
                                               ------------  ------------   --------------   --------------

Basic income (loss) per share                        $0.13       ($0.19)            $0.25          ($0.34)
                                               ------------  ------------   --------------   --------------
                                               ------------  ------------   --------------   --------------

Diluted income (loss) per share                      $0.11       ($0.19)            $0.22          ($0.34)
                                               ------------  ------------   --------------   --------------
                                               ------------  ------------   --------------   --------------

Weighted-average shares outstanding              4,808,275     4,646,329        4,771,473        4,646,258
                                               ------------  ------------   --------------   --------------
                                               ------------  ------------   --------------   --------------

Diluted weighted-average shares outstanding      5,577,597     4,646,329        5,367,474        4,646,258
                                               ------------  ------------   --------------   --------------
                                               ------------  ------------   --------------   --------------

      See accompanying notes to condensed consolidated financial statements

                        LORONIX INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                1999               1998
                                                                           ---------------------------------
                                                                            (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                        $ 1,176,940         $(1,556,764)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                            693,822             594,292
       (Gain) loss on disposal of capital equipment                              (7,709)              6,857
       Loss (gain) on foreign currency exchange                                     721              (1,175)
       Compensation expense related to grant of stock options                     7,385
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                               (2,384,710)             (8,030)
          Increase in inventory, net                                           (498,059)           (500,675)
          Decrease in prepaid expenses and other assets                          30,266             562,269
          Increase in accounts payable                                        1,207,659              34,956
          Increase in accrued liabilities and commissions                     1,097,861           1,618,844
                                                                            -----------         -----------
                Net cash provided by operating activities                     1,324,176             750,574
                                                                            -----------         -----------

Cash flows from investing activities:
   Capital expenditures                                                        (254,761)            (94,895)
   Proceeds from disposal of capital equipment                                   36,494                 -
   Decrease in notes receivable, related parties                                 19,227              39,383
   Decrease in deposits and other assets                                         12,807               2,843
   Capitalized software and third party design                                 (289,549)           (192,160)
                                                                            -----------         -----------
                Net cash used in investing activities                          (475,782)           (244,829)
                                                                            -----------         -----------

Cash flows from financing activities:
    Payments on bank borrowings                                                 (31,739)                -
    Payments on facility mortgage                                               (12,120)            (11,056)
    Payments on capital lease                                                    (5,390)             (7,934)
    Proceeds from exercise of stock options                                     551,232               1,814
                                                                            -----------         -----------
                Net cash provided by (used in) financing activities:            501,983             (17,176)
                                                                            -----------         -----------

Net increase in cash                                                          1,350,377             488,569
Cash and cash equivalents, beginning of year                                  1,625,259           3,334,124
                                                                            -----------         -----------
Cash and cash equivalents, end of June                                      $ 2,975,636         $ 3,822,693
                                                                            -----------         -----------
                                                                            -----------         -----------


Supplemental cash flow information:
   Interest paid                                                            $    55,957         $    33,515
                                                                            -----------         -----------
                                                                            -----------         -----------
   Income taxes paid                                                        $    16,292         $       800
                                                                            -----------         -----------
                                                                            -----------         -----------

Noncash investing activities:
  In 1999 the Company transferred inventory valued at $101,855 to property and equipment.
  In 1998 the Company transferred inventory valued at $49,071 to property and equipment.


     See accompanying notes to condensed consolidated financial statements.

                        LORONIX INFORMATION SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (JUNE 30, 1999 - UNAUDITED)


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

         Stock options and warrants to purchase a total of 1,442,049 common shares were outstanding at June 30, 1999. For the three months ended June 30, 1999, 765,819 shares, representing the dilutive effect of stock options and warrants, were included in computing the diluted net income per share. For the six months ended June 30, 1999, 589,794 shares, representing the dilutive effect of stock options, were included in computing the diluted net income per share. Warrants to purchase a total of 240,000 common shares were not included in computing the diluted net income per share for the six months ended June 30, 1999 because the effect would have been antidilutive. Stock options and warrants to purchase a total of 1,349,398 common shares for the three and six months ended June 30, 1998, were not included in computing the diluted net loss per share because the effect would have been antidilutive.

NOTE 3:  SEGMENT INFORMATION

         The Company has identified two primary segments: digital video recording products ("CCTVware-Registered Trademark- Products") and digital identification products ("ID Products"). Segment selection was based upon internal organization structure and the availability of financial results.

                                       Three Months Ended June 30,1999            Six Months Ended June 30, 1999
                                        CCTVware          ID            Total          CCTVware          ID            Total
                                    --------------------------------------------------------------------------------------------
1999
Sales                                $ 6,960,400     $   569,600     $ 7,530,000     $13,761,500     $ 1,158,600     $14,920,100
Cost of Goods Sold                     3,821,400         339,000       4,160,400       7,522,300         642,000       8,164,300
                                    --------------------------------------------------------------------------------------------

   Segment Margin                    $ 3,139,000     $   230,600     $ 3,369,600     $ 6,239,200     $   516,600     $ 6,755,800

Segment gross margin %                      45.1%           40.5%           44.7%           45.3%           44.6%           45.3%

Additions to capitalized software    $   100,000     $     7,000     $   107,000     $   193,000     $    16,000     $   209,000

Software amortization                $   105,400     $    23,700     $   129,100     $   204,400     $    46,700     $   251,100

Capitalized software                 $ 1,464,800     $   977,100     $ 2,441,900     $ 1,464,800     $   977,100     $ 2,441,900
Accumulated amortization                 672,500         856,600       1,529,100         672,500         856,600       1,529,100
                                    --------------------------------------------------------------------------------------------

   Net book value of capitalized
      software costs                 $   792,300     $   120,500     $   912,800     $   792,300     $   120,500     $   912,800

1998
Sales                                $ 1,416,300     $   568,400     $ 1,984,700     $ 2,955,100     $   933,400     $ 3,888,500
Cost of Goods Sold                       807,000         258,900       1,065,900       1,633,600         435,900       2,069,500
                                    --------------------------------------------------------------------------------------------

   Segment Margin                    $   609,300     $   309,500     $   918,800     $ 1,321,500     $   497,500     $ 1,819,000

Segment gross margin %                      43.0%           54.5%           46.3%           44.7%           53.3%           46.8%

Additions to capitalized software    $    85,000     $     7,000     $    92,000     $   179,000     $    14,000     $   193,000

Software amortization                $    70,400     $    29,100     $    99,500     $   131,400     $    63,100     $   194,500

Capitalized software                 $   932,700     $   941,200     $ 1,873,900     $   932,700     $   941,200     $ 1,873,900
Accumulated amortization                 292,200         761,800       1,054,000         292,200         761,800       1,054,000
                                    --------------------------------------------------------------------------------------------

   Net book value of capitalized
      software costs                 $   640,500     $   179,400     $   819,900     $   640,500     $   179,400     $   819,900

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUE

         The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. Revenue increased from $1,984,700 in the second quarter of 1998 to $7,530,000 in the second quarter of 1999, representing a 279% increase. Revenue in the second quarter of 1998 and 1999 included approximately $1,416,300, or 71% of total revenue, and approximately $6,960,400, or 92% of total revenue, respectively, of CCTVware Products. The Company attributes the increase in revenue to growing demand in the market for digital video recording technology.

         COSTS AND EXPENSES

         COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $1,065,900 in the second quarter of 1998 to $4,160,400 in the second quarter of 1999, and represented 54% and 55% of revenue, respectively. The increase in the cost of revenue as a percentage of revenue was primarily attributable to a shift in the product mix and warranty charges associated with a retrofit program of certain of the Company's CCTVware transit products.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from approximately $313,400 in the second quarter of 1998 to approximately $612,600 in the first quarter of 1999, and represented 16% and 8% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and an increase in travel expenses. These increased expenses were associated with increased business levels and more customer installations and support. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the second quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from approximately $1,163,400 in the second quarter of 1998 to $1,663,100 in the second quarter of 1999, and represented 59% and 22% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in travel, recruiting, telecommunications, product promotions, maintenance and depreciation expenses and an increase in the provision for doubtful accounts. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the second quarter of 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from approximately $339,800 in the second quarter of 1998 to approximately $458,900 in the second quarter of 1999, and represented 17% and 6% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and an increase in recruiting expense. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the second quarter of 1999.

         INTEREST INCOME. Interest income decreased slightly from approximately $34,800 in the second quarter of 1998 to approximately $33,400 in the second quarter of 1999. This decrease was due to a reduction in the average cash available for investment.

         INTEREST EXPENSE. Interest expense increased from approximately $16,700 in the second quarter of 1998 to approximately $26,100 in the second quarter of 1999 as a result of increased bank borrowings.

         INCOME TAX EXPENSE. In the second quarter of 1998, the Company recorded no income tax expense do to losses. In the second quarter of 1999, income tax expense of $16,300 was recorded do to the Company's increased profitability and was somewhat offset by the carry-forward of net operating losses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUE

         Revenue increased from $3,888,500 in the first six months of 1998 to $14,920,100 in the first six months of 1999, representing a 284% increase. Revenue in the first six months of 1998 and 1999 included approximately $2,955,100, or 76% of total revenue, and approximately $13,761,500, or 92% of total revenue, of CCTVware Products, respectively.

         COSTS AND EXPENSES

         COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $2,069,500 million in the first six months of 1998 to $8,164,300 million in the first six months of 1999, and represented 53% and 55% of revenue, respectively. The increase in the cost of revenue as a percentage of revenue was primarily attributable to a shift in the product mix and warranty charges associated with a retrofit program of certain of the Company's CCTVware transit products.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increase from $661,300 in the first six months of 1998 to $1,142,800 in the first six months of 1999, and represented 17% and 8% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and an increase in travel expenses. These increased expenses were associated with increased business levels and more customer installations and support. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the second quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $2,063,100 in the first six months of 1998 to $3,549,900 in the first six months of 1999, and represented 53% and 24% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from (i) headcount and compensation-related increases,
(ii) an increase in legal fees associated with the Company's patent litigation with PFI, and (iii) increases in travel, recruiting, telecommunications, product promotions, maintenance and depreciation expenses and an increase in the provision for doubtful accounts. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first quarter of 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased from $679,700 in the first six months of 1998 to $841,800 in the first six months of 1998, and represented 17% and 6% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases an increase in recruiting expense. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the second quarter of 1999.

         INTEREST INCOME. Interest income decreased slightly from approximately $66,600 in the first six months of 1998 to approximately $64,900 in the first six months of 1999. This decrease was due to a reduction in the average cash available for investment.

         INTEREST EXPENSE. Interest expense increased from approximately $33,500 in the first six months of 1998 to approximately $56,000 in the first six months of 1999 as a result of increased bank borrowings.

         INCOME TAX EXPENSE. In the six months ended June 30, 1998, an income tax expense of $800, representing minimum estimated California franchise tax, was recorded. In the six months ended June 30, 1999, income tax expense of $48,300 was recorded do to the Company's increased profitability and was somewhat offset by the carry-forward of net operating losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During each of the six month periods ended June 30, 1998 and 1999, the Company financed its operations primarily from cash from operations.

         The Company's principal uses of cash during each of the six month periods ended June 30, 1998 and 1999 were to acquire property and equipment and invest in the development of software.

         During the first six months of 1998, the Company's cash and cash equivalents increased from $3,334,000 at December 31, 1997 to $3,823,000 at June 30, 1998. Net cash provided by operating activities of $751,000 consisted primarily of losses of $1,557,000, increases in accounts receivable and inventory of $509,000 offset by depreciation and amortization and increases in accounts payable and accrued liabilities and commissions and a decrease in prepaid expenses and other assets of $2,810,000. Net cash used in investing activities of $245,000 consisted primarily of $95,000 of capital expenditures and $192,000 of capitalized software offset by a decrease in notes receivable, related parties. Net cash used in financing activities of $17,000 consisted primarily of payments on the facility mortgage and capital leases.

         During the first six months of 1999, the Company's cash and cash equivalents increased from $1,625,000 at December 31, 1998 to $2,976,000 at June 30, 1999. Net cash provided by operating activities of $1,324,000 consisted primarily of income of $1,177,000, depreciation and amortization and increases in accounts payable and accrued liabilities and commissions and a decrease in prepaid expenses and other assets of $3,030,000 offset by increases in accounts receivable and inventory of $2,883,000. Net cash used in investing activities of $476,000 consisted primarily of $255,000 of capital expenditures, $81,000 of third-party hardware design and $209,000 of capitalized software. Net cash provided by financing activities of $502,000 consisted primarily of proceeds from the exercise of stock options of $551,000 offset by payments on bank borrowings, facility mortgage and capital leases of $49,000.

         At June 30, 1999, the Company had $6,670,000 in working capital, including $4,778,000 of trade accounts receivable and $2,321,000 of inventory. Days sales outstanding, calculated using an average accounts receivable balance for the quarter, were approximately 52 days as of June 30, 1999, compared to 109 days for the same period a year ago. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time*. As of June 30, 1999, the Company had payment term extensions outstanding of approximately $780,000.

         The Company's inventory balance at June 30, 1999 and 1998 was $2,321,000 and $1,963,000 respectively. Annualized inventory turns, calculated using an average inventory balance, were 6.6 and 2.3 as of June 30, 1999 and 1998, respectively.

         The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $1,000,000 line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 1999 of approximately $550,000*. Further, the Company may expand its existing facility in Durango, Colorado by 20,000 square feet*. The cost for such expansion is estimated to be approximately $700,000*. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months*.

YEAR 2000 CONVERSION

         Many computer systems may experience problems handling dates beyond 1999. Therefore, some computer hardware and software will need to be modified prior to 2000 in order to remain functional. The Company has completed its initial assessment of the readiness and compliance of its computer-based products available for sale and is currently assessing its computer-based systems used internally, and the Company expects to implement successfully the system and programming changes necessary to address year 2000 issues by September 1999*. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition*. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement

-------------------
* Forward-looking statement.

such changes on a timely basis could have an adverse effect on future results of operations, liquidity or financial condition.

         COMPUTER-BASED PRODUCTS AVAILABLE FOR SALE. The Company has two primary product lines available for sale, CCTVware Products and ID Products.

         CCTVWARE PRODUCTS. The Company's CCTVware Products consists of two major components including: CCTVware MSeries and Enterprise products and the CCTVware Transit product ("Transit"). The Company has created and executed a series of tests to determine the possible problems year 2000 might have on the operation of the MSeries and Enterprise products version 1.2. These tests indicated that year 2000 would not adversely affect the performance of the MSeries and Enterprise products version 1.2. The Company is currently testing its MSeries and Enterprise products version 1.3 including what effect, if any, leap years may have on the operation of these products. The Company expects to complete its MSeries and Enterprise products version 1.3 and leap year testing within the next two months*. The Company does not anticipate that the year 2000 or leap years will adversely affect the performance of the MSeries and Enterprise products*. The Company has created and executed a series of tests to determine the possible problems year 2000 might have on the operation of the Transit product. These tests indicated a possible year 2000 issue that the Company is currently investigating further. The Company does not expect the resolution of this issue to have an adverse effect on the Company's future results of operations, liquidity or financial condition.

         A key component of determining the Company's year 2000 state of readiness is to identify those areas of operation where CCTVware Products incorporate software and hardware products supplied by third party vendors and, thus, where year 2000 problems may arise as a result of products supplied by third parties. Because CCTVware Products are dependent, in certain respects, on products supplied by third-party vendors, an important part of the Company's year 2000 effort is to contact those vendors who supply products that the Company considers critical to the operation of the CCTVware Products and gauge their year 2000 compliance efforts. The Company has sent letters to various vendors and is in the process of receiving and analyzing the responses to determine the year 2000 state of readiness of such vendor supplied products. Responses and tests to date indicate that certain third-party supplied products do not appear to adversely affect the performance of the CCTVware Products with respect to the year 2000 issue*.

         The Company has released and expects to release new versions of its CCTVware Products in the future*. The Company will continue to audit and test compliance with year 2000 performance of its internally developed products.

         ID PRODUCTS. The Company has created and executed a series of tests to determine the possible problems the year 2000 will have on the operation of those ID Products which the Company continues to support. Such ID products include: ImageSHARE for NT versions 2.5 and 3.1, ImageSHARE Express 1.1, and Instant ID 2.0. These tests indicated, that if configured properly, the year 2000 will not adversely affect the performance of the ID Products.

         Certain of the Company's ID Products also include interfaces to various access control applications. The interface design methodology used to integrate the ID Products are primarily controlled by the access control vendors. The Company can make no assurances that these interfaces are year 2000 compliant.

         A key component of determining the Company's year 2000 state of readiness is to identify those areas of operation where ID Products incorporate hardware and software products supplied by third-party vendors and, thus, where year 2000 problems may arise as a result of products supplied by third parties. For older ID Product configurations, many of the third-party vendor hardware products are no longer manufactured or supported by the supplier. The Company can make no assurances that these devices are year 2000 compliant. At risk are older computers that may have embedded problems in the basic input/output system ("BIOS") for processing year 2000 dates. Certain routines within the ID Products use the BIOS date information to calculate current dates. Computers that possess this problem will require the BIOS to be updated and/or the computer replaced. Because ID Products are dependent, in certain respects, on products supplied by third-party vendors, an important part of the Company's year 2000 compliance effort is to contact those vendors who supply products that the Company considers critical to

-------------------
* Forward-looking statement.

the operation of ID Products and gauge their year 2000 compliance efforts. The Company has sent letters to various vendors and is in the process of receiving and analyzing the responses to determine the year 2000 state of readiness of such vendor supplied products. Responses and tests to date indicated that certain third-party supplied products do not appear to adversely affect the performance of the ID Products with respect to the year 2000 issue.

         From 1989 through 1997, the Company developed eleven different ID Products. Between 1996 and 1999, the Company recognized that the unavailability of peripheral replacement equipment from third-party vendors and inadequate technical resources made it infeasible for the Company to continue to support these products. Accordingly, the Company notified its customers that it would no longer support these products and made available upgrade options to allow customers to migrate to newer products that would be supported by the Company.

         COMPUTER-BASED SYSTEMS USED INTERNALLY. The Company uses various computer-based systems to operate its business on a day-to-day basis. In 1998, the Company upgraded its financial software to the year 2000 compliant version. The Company is currently assessing its other internal computer-based systems to determine their susceptibility to the year 2000 issue. The Company expects to complete its assessment and incorporate any required fixes to ensure compatibility with year 2000 by September 1, 1999*.

         COST OF YEAR 2000 CONVERSION. To date, the Company estimates that it has spent less than $20,000 of incremental external spending on the year 2000 issue and estimates that future external costs associated with its year 2000 compliance efforts will not exceed $50,000*.

        CONTINGENCY PLANS. The Company has not yet completed its assessment of the reasonably likely worst case scenario of Non-Information Technology Business Systems and/or Information Technology Systems failures and related consequences. Although the Company does not currently anticipate any significant issues relating to year 2000, it intends to create contingency plans as information becomes available indicating areas of non-compliance that could have an adverse effect on the Company's future results of operations, liquidity or financial condition*.

CERTAIN FACTORS BEARING ON FUTURE RESULTS

         The sentences in this report identified with an asterisk (*) are forward looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

         CAPITAL REQUIREMENTS. The Company believes that, based on its current projections, it has sufficient working capital to meet its requirements for at least the next 12 months*. However, to the extent that the Company experiences growth generally, or the Company's CCTVware Products generate high demand, or the Company receives extraordinarily large orders for certain CCTVware Products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in seven of the past ten quarters, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

-------------------
* Forward-looking statement.

         COMPETITION. The markets for the Company's CCTVware Products and ID Products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and surveillance markets. Competitors in the identification market include: (i) in film-based systems, Polaroid Corporation, and (ii) in digital-based systems, Polaroid Corporation, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other organizations. Competitors in the surveillance market include numerous VCR suppliers and digital recording suppliers including, among others: (i) TVX, Inc. and Prima Facie, Inc. for the Transit product and (ii) Dedicated Micros, Inc., Sensormatic Corporation, Primary Image Vision Systems, Ltd., Alpha Systems Lab, NICE Systems, Ltd., Mavix Ltd., Prism Video, Inc., Telexis Corporation and Integrated Electronic Systems for MSeries and Enterprise products.

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

         DEPENDENCE ON MAJOR CUSTOMERS. For the six months ended June 30, 1999, sales to three customers accounted for 67% of the Company's revenue. These customers are not obligated to purchase any minimum levels of the Company's products, and although two of these customers have placed additional orders with the Company, there can be no assurance that any further business will arise from these customers. Any significant reduction in product sales to these customers that cannot be replaced with new business may materially and adversely affect the Company's business, operating results and financial condition.

         YEAR 2000 ISSUES. The "year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has taken steps to implement new information systems and migrate to year 2000 compliant software for its accounting, customer order processing, purchasing and inventory control software, and accordingly, the Company does not currently anticipate any internal year 2000 issues from this software*. However, the Company could be adversely impacted by year 2000 issues related to other internally used computer-based systems and issues faced by major suppliers, customers, vendors and distributors with which the Company interacts. The Company has completed its initial testing program to gauge the year 2000 compliance of its products, and the Company has corresponded with certain third parties to determine whether they are year 2000 compliant. The Company will evaluate and follow up on the responses to determine the impact that third parties who are not year 2000 compliant may have on the operations and products of the Company. As a result of the unprecedented and potentially complex nature of the year 2000 issue however, there can be no assurance that this issue will not have a material and adverse impact on the business, operating results and financial condition of the Company, despite the Company's efforts.

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

         PROPRIETARY RIGHTS. The Company is not aware that its products, trademarks or other proprietary rights infringe on the proprietary rights of any third parties, except that a claim of infringement has been asserted against the Company by PFI (see "Note 4: Legal Proceedings" and "Risk Factors
- Legal Proceedings"). The Company has already expended considerable resources and funds towards defending itself in this infringement litigation and an adverse result in this litigation with PFI could have a negative impact on the financial position and results of operations of the Company. Further, there can be no assurance that other third parties will not assert infringement claims against the Company in the future with respect to current or future products. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to the Company.

         VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Pproducts initially delayed anticipated revenue. Additionally, the Company generally ships a large number of orders in the quarter in which such orders are received, and accordingly, revenue in any quarter is substantially dependent on the orders booked and shipped in that quarter. Further, the Company has typically recognized a substantial portion of its revenue in the last month of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Due to

-------------------
* Forward-looking statement.

all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

PART II.    OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Matters submitted for a vote by security holders at the Company's May 24, 1999 annual meeting of stockholders included:

     (a)  approval of the minutes of the 1998 annual meeting of stockholders;
     (b)  election of directors; and
     (c) ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

          The results of the stockholder votes were as follows:

     (a) the minutes of the prior year's annual meeting of stockholders were approved.

                                             Votes       Votes          Votes
                                              For       Against       Abstained
                                           ---------    -------       ---------
     (b)  Election of Directors
          Edward Jankowski                 3,381,873    45,400
          George M. Duffy                  3,381,873    45,400
          C. Rodney Wilger                 3,381,873    45,400
          Don W. Stevens                   3,381,873    45,400
          Louis E. Colonna                 3,381,873    45,400

         (c)  Appointment of KPMG LLP      3,413,153       100         14,020

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  27 Financial Data Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Loronix Information Systems, Inc.

July 27, 1999                         /s/ Jonathan C. Lupia
-------------                         ---------------------
   Date                               Jonathan C. Lupia,
                                      Chief Operating Officer and
                                      Chief Financial Officer