Form 10QSB
period 1999-09-30
LORONIX INFORMATION SYSTEMS INC
filed 1999-11-08
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

         AS OF OCTOBER 15, 1999, THERE WERE 5,000,488 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

                        LORONIX INFORMATION SYSTEMS, INC.

                                      INDEX

                                                                          PAGE NO.
                                                                          --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET             1
                     AS OF SEPTEMBER 30, 1999

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                3
                     OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF             4
                     CASH FLOWS FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL        5
                     STATEMENTS

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    7
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

          ITEM 5.  OTHER INFORMATION                                         15

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURES.                                                                  16


                                  PART I - FINANCIAL INFORMATION

                                 LORONIX INFORMATION SYSTEMS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEET

                                              ASSETS

                                                                          SEPTEMBER 30,
                                                                              1999
                                                                          -------------
                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                               $ 3,867,215
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of  $979,954              6,521,662
    Officers and employees                                                     14,458
  Inventory, net                                                            2,696,042
  Prepaid expenses and other assets                                           142,296
  Notes receivable, related parties                                           107,454
                                                                          -----------
      Total current assets                                                 13,349,127

  Property and equipment, net of accumulated
      depreciation of $3,109,107                                            3,967,636
  Capitalized software and third party design costs,
      net of accumulated amortization of $1,671,614                           980,357
  Notes receivable, related parties                                            15,611
  Accounts receivable - officers and employees                                139,847
  Deposits and other assets                                                    22,940
                                                                          -----------
      Total assets                                                        $18,475,518
                                                                          ===========


                                  (continued)
                                       1

                        LORONIX INFORMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          SEPTEMBER 30,
                                                                              1999
                                                                          -------------
                                                                           (UNAUDITED)
Current liabilities:
  Current installments of long-term debt                                  $    80,733
  Accounts payable                                                          2,688,248
  Accrued liabilities                                                       2,728,989
  Accrued commissions                                                         312,500
                                                                          -----------
    Total current liabilities                                               5,810,470

  Long-term debt, exluding current installments                             1,016,066
                                                                          -----------
    Total liabilities                                                       6,826,536
                                                                          -----------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 2,000,000
    shares; no shares issued and outstanding.                                   --
  Common stock, $.001 par value.  Authorized 20,000,000
    shares; issued and outstanding 4,966,409 shares.                            4,967
  Additional paid-in capital                                               16,280,717
  Notes receivable from stockholders                                         (147,883)
  Accumulated deficit                                                      (4,488,819)
                                                                          -----------
    Total stockholders' equity                                             11,648,982
                                                                          -----------
    Total liabilities and stockholders' equity                            $18,475,518
                                                                          ===========


    See accompanying notes to condensed consolidated financial statements.

                        LORONIX INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                        1999             1998              1999             1998
                                                  --------------------------------    --------------------------------
                                                             (UNAUDITED)                        (UNAUDITED)
                                                  --------------------------------    --------------------------------
Systems, supplies and maintenance
   revenue                                             $11,079,420     $5,336,735        $25,999,489       $9,225,281
                                                   ---------------- --------------    ---------------   --------------
Operating costs and expenses:
  Cost of products sold                                  5,988,677      2,863,504         14,152,984        4,932,997
  Operations and customer support                          709,750        486,630          1,852,523        1,147,937
  Selling, general and administrative                    2,665,070      1,521,904          6,214,989        3,585,020
  Patent litigation settlement                             900,000              -            900,000                -
  Research and development                                 363,002        363,587          1,204,807        1,043,246
                                                   ---------------- --------------    ---------------   --------------
       Total cost and expenses                          10,626,499      5,235,625         24,325,303       10,709,200

        Income (loss) from operations                      452,921        101,110          1,674,186       (1,483,919)

Other income (expense):
  Interest income                                           48,742         37,918            113,599          104,551
  Interest expense                                         (30,309)       (16,743)           (86,265)         (50,259)
  Other income (expense), net                                4,132        (18,186)              (802)         (22,239)
                                                   ---------------- --------------    ---------------   --------------
                                                            22,565          2,989             26,532           32,053

         Income (loss) before income taxes                 475,486        104,099          1,700,718       (1,451,866)

Income tax expense                                        (129,800)             -           (178,092)            (800)
                                                   ---------------- --------------    ---------------   --------------

          Net income (loss)                               $345,686       $104,099         $1,522,626      ($1,452,666)
                                                   ================ ==============    ===============   ==============

Basic income (loss) per share                                $0.07          $0.02              $0.32           ($0.31)
                                                   ================ ==============    ===============   ==============

Diluted income (loss) per share                              $0.06          $0.02              $0.28           ($0.31)
                                                   ================ ==============    ===============   ==============

Weighted-average shares outstanding - basic              4,852,079      4,646,836          4,798,637        4,646,384
                                                   ================ ==============    ===============   ==============

Diluted weighted-average shares outstanding              5,573,937      4,689,394          5,443,860        4,646,384
                                                   ================ ==============    ===============   ==============

     See accompanying notes to condensed consolidated financial statements

                        LORONIX INFORMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                1999               1998
                                                                          ------------------------------------
                                                                              (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
   Net income (loss)                                                            $1,522,626        $(1,452,666)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                             1,077,283            881,889
       Gain on disposal of capital equipment                                        (8,966)             -
       Loss (gain) on foreign currency exchange                                      1,744             (3,156)
       Compensation expense related to grant of stock options                        7,385              -
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                                  (4,119,971)          (727,742)
          Increase in inventory, net                                              (984,974)          (704,518)
          Decrease in prepaid expenses and other assets                             16,210            786,145
          Decrease in deposits and other assets                                     13,535              8,276
          Increase in accounts payable                                           2,003,163            829,264
          Increase in accrued liabilities and commissions                        2,522,529            466,103
                                                                          -----------------   ----------------
                Net cash provided by operating activities                        2,050,564             83,595
                                                                          -----------------   ----------------

Cash flows from investing activities:
   Capital expenditures                                                           (398,854)          (860,789)
   Proceeds from disposal of capital equipment                                      46,236              -
   (Increase) decrease in notes receivable, related parties                        (46,160)            48,996
   Capitalized software and third party designs                                   (418,809)          (289,869)
                                                                          -----------------   ----------------
                Net cash used in investing activities                             (817,587)        (1,101,662)
                                                                          -----------------   ----------------

Cash flows from financing activities:
    (Payments on) proceeds from bank borrowings                                    (45,761)           500,000
    Payments on facility mortgage                                                  (18,139)           (16,506)
    Payments on capital lease                                                       (8,983)           (11,296)
    Proceeds from exercise of stock options                                      1,081,862              1,814
                                                                          -----------------   ----------------
                Net cash provided by financing activities:                       1,008,979            474,012

Net increase in cash                                                             2,241,956           (544,055)
Cash and cash equivalents, beginning of year                                     1,625,259          3,334,124
                                                                          -----------------   ----------------
Cash and cash equivalents, end of September                                     $3,867,215         $2,790,069
                                                                          =================   ================

Supplemental cash flow information:
   Interest paid                                                                   $86,266            $50,259
                                                                          =================   ================
   Income taxes paid                                                               $41,300               $800
                                                                          =================   ================

Noncash investing activities:
  In 1999 the Company transferred inventory valued at $213,982 to property and equipment.
  In 1998 the Company transferred inventory valued at $49,071 to property and equipment.

     See accompanying notes to condensed consolidated financial statements.

                        LORONIX INFORMATION SYTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (SEPTEMBER 30, 1999 - UNAUDITED)

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

         The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature with the exception of the cost associated with the litigation settlement agreement (see Note 4: Legal Proceedings).

NOTE 2:  EARNINGS PER SHARE

         The Company presents net income and net loss per share in accordance with SFAS No. 128, "Earnings per Share." As required by SFAS No. 128, the Company must present basic and diluted net income and net loss per share as defined. Basic net income and net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed to incorporate the incremental dilutive shares issuable upon the assumed exercise of stock options. All prior period net income and net loss per common share information are presented in accordance with SFAS No. 128.

         Stock options to purchase a total of 1,137,850 common shares were outstanding at September 30, 1999. Stock options and warrants to purchase a total of 1,372,073 common shares were outstanding at September 30, 1998. For the three months ended September 30, 1999 and 1998, 721,858 and 42,558 shares, representing the dilutive effect of stock options and warrants, were included in computing the diluted net income per share, respectively. For the nine months ended September 30, 1999, 645,223 shares, representing the dilutive effect of stock options, were included in computing the diluted net income per share. Stock options and warrants to purchase a total of 1,372,073 common shares for the nine months ended September 30, 1998, were not included in computing the diluted net loss per share because the effect would have been antidilutive.

NOTE 3:  SEGMENT INFORMATION

         The Company has identified two primary segments: digital video recording products ("CCTVware-Registered Trademark- Products") and digital identification products ("ID Products") in accordance with SFAS No. 131. Segment selection was based upon internal organization structure and the availability of financial results.

                                                Three Months Ended                         Nine Months Ended
                                                   September 30                              September 30
                                       CCTVware        ID           Total       CCTVware         ID            Total
                                   ---------------------------------------------------------------------------------------
1999
Sales                                  $10,580,000    $499,400     $11,079,400  $24,340,900    $1,658,600     $25,999,500
Cost of goods sold                       5,706,700     282,000       5,988,700   13,229,000       924,000      14,153,000
                                   ---------------------------------------------------------------------------------------

   Segment margin                      $ 4,873,300    $217,400     $ 5,090,700  $11,111,900    $  734,600     $11,846,500

Segment gross margin %                       46.1%       43.5%           45.9%        45.7%         44.3%           45.6%

Additions to capitalized software      $   120,900    $  8,800     $   129,700  $   313,900    $   24,800     $   338,700

Software amortization                  $   113,000    $ 23,200     $   136,200  $   317,400    $   69,700     $   387,100

Capitalized software                   $ 1,585,700    $985,900     $ 2,571,600  $ 1,585,700    $  985,900     $ 2,571,600
Accumulated amortization                   785,700     879,600       1,665,300      785,700       879,600       1,665,300
                                   ---------------------------------------------------------------------------------------

   Net book value of capitalized
      software costs                   $   800,000    $106,300     $   906,300  $   800,000    $  106,300     $   906,300

1998
Sales                                  $ 4,702,000    $634,700     $ 5,336,700  $ 7,656,900    $1,568,400     $ 9,225,300
Cost of goods sold                       2,491,600     371,900       2,863,500    4,125,900       807,100       4,933,000
                                   ---------------------------------------------------------------------------------------

   Segment Margin                      $ 2,210,400    $262,800     $ 2,473,200  $ 3,531,000    $  761,300     $ 4,292,300

Segment gross margin %                       47.0%       41.4%           46.3%        46.1%         48.5%           46.5%

Additions to capitalized software      $   169,800    $  7,000     $   176,800  $   348,800    $   21,000     $   369,800

Software amortization                  $    84,100    $ 26,600     $   110,700  $   215,500    $   89,700     $   305,200

Capitalized software                   $ 1,102,500    $948,100     $ 2,050,600  $ 1,102,500    $  948,100     $ 2,050,600
Accumulated amortization                   376,500     787,400       1,163,900      376,500       787,400       1,163,900
                                   ---------------------------------------------------------------------------------------

   Net book value of capitalized
      software costs                   $   726,000    $160,700     $   886,700  $   726,000    $  160,700     $   886,700

NOTE 4:  LEGAL PROCEEDINGS

         On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI"), in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company has interfered with PFI's business relationships. The claim was amended in September 1998 to allege infringement by the Company's other CCTVware Products. The suit sought injunctive relief against further infringement and damages. The lawsuit also named one of the Company's domestic dealers as a co-defendant. On July 6, 1998, the Company filed counterclaims against PFI. These counterclaims included a request for Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first.

         On September 29, 1999, the Company and PFI agreed to settle all of their legal differences with neither party admitting any liability. Under the terms of the settlement agreement the Company will pay to PFI $900,000 over a period of one year and received a fully paid, royalty free license for all of its products under all of PFI's patents. Payments through September 1999 totaled $300,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE

         The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. Revenue increased from $5,336,700 the third quarter of 1998 to $11,079,400 in the third quarter of 1999, representing a 108% increase. Revenue in the third quarter of 1998 and 1999 included approximately $4,702,000, or 88% of total revenue, and approximately $10,580,000, or 95% of total revenue, respectively, of CCTVware Products. For the three months ended September 30, 1999 sales to two customers accounted for 72% of the Company's revenue. The Company is expanding its customer base and does not expect that these two customers will account for as high of a percentage of the Company's sales, if any at all, in the future.*

         COSTS AND EXPENSES

         COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $2,863,500 in the third quarter of 1998 to $5,988,700 in the third quarter of 1999, and represented 54% of revenue in both periods. The cost of revenue in the third quarter of 1998 and 1999 included approximately $80,200, or 3% of the cost of revenue, and approximately $436,600, or 7% of the cost of revenue, respectively, of warranty charges for CCTVware Products. The increase in the warranty cost of revenue as a percentage was primarily attributable to warranty charges associated with a retrofit program of certain of the Company's CCTVware transit products.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from approximately $486,600 in the third quarter of 1998 to approximately $709,800 in the first quarter of 1999, and represented 9% and 6% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases. These increased expenses were associated with increased business levels and more customer installations and support. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from approximately $1,521,900 in the third quarter of 1998 to $2,665,100 in the third quarter of 1999, and represented 29% and 24% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in travel, recruiting, telecommunications, product promotions, maintenance and depreciation expenses and an increase in the provision for doubtful accounts. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the third quarter of 1999.

         PATENT LITIGATION SETTLEMENT. Patent litigation settlement expenses of $900,000 represents the settlement costs associated with settling the Company's legal differences with PFI (see note 4: Legal Proceedings).

---------------------------------
* Forward-looking statement (see Certain Factors Bearing On Future Results).

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, decreased slightly from approximately $363,600 in the third quarter of 1998 to approximately $363,000 in the third quarter of 1999, and represented 7% and 3% of revenue, respectively. The decrease in such expenses in absolute terms resulted primarily from headcount and compensation-related increases that were more than offset by an increase in capitalized software costs. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the third quarter of 1999.

         INTEREST INCOME. Interest income increased from approximately $37,900 in the third quarter of 1998 to approximately $48,700 in the third quarter of 1999. This increase was due to an increase in the average cash available for investment.

         INTEREST EXPENSE. Interest expense increased from approximately $16,700 in the third quarter of 1998 to approximately $30,300 in the third quarter of 1999 as a result of increased bank borrowings.

         INCOME TAX EXPENSE. In the third quarter of 1998, the Company recorded no income tax expense due to losses. In the third quarter of 1999, income tax expense of $129,800 was recorded due to the Company's increased profitability and was at an effective rate below the statutory tax rate due to the reduction of a valuation allowance previously established against the carry-forward of net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE

         Revenue increased from $9,225,300 in the first nine months of 1998 to $25,999,500 in the first nine months of 1999, representing a 182% increase. Revenue in the first nine months of 1998 and 1999 included approximately $7,656,900, or 83% of total revenue, and approximately $24,340,900, or 94% of total revenue, of CCTVware Products, respectively. For the nine months ended September 30, 1999 sales to two customers accounted for 63% of the Company's revenue. The Company is expanding its customer base and does not expect that these two customers will account for as high of a percentage of the Company's sales, if any at all, in the future.*

         COSTS AND EXPENSES

         COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components and supplies as well as software amortization, increased from $4,933,000 in the first nine months of 1998 to $14,153,000 in the first nine months of 1999, and represented 54% of revenue in both periods. The cost of revenue in the first nine months of 1998 and 1999 included approximately $155,000, or 3% of the cost of revenue, and approximately $779,200, or 6% of the cost of revenue, respectively, of warranty charges for CCTVware Products. The increase in the warranty cost of revenue as a percentage was primarily attributable to warranty charges associated with a retrofit program of certain of the Company's CCTVware transit products.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increase from $1,147,900 in the first nine months of 1998 to $1,852,500 in the first nine months of 1999, and represented 12% and 7% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in travel, supplies, telecommunications and facility expenses. These increased expenses were associated with increased business levels and more customer installations and support. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first nine months of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $3,585,000 in the first nine months of 1998 to $6,215,000 in the first nine months of 1999, and represented 39% and 24% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in travel, recruiting, supplies, telecommunications, product promotions, facility, maintenance and depreciation expenses and an increase in the provision for doubtful accounts.

---------------------------------
* Forward-looking statement (see Certain Factors Bearing On Future Results).

The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first nine months of 1999.

         PATENT LITIGATION SETTLEMENT. Patent litigation settlement expenses of $900,000 represents the settlement fees associated with settling the Company's legal differences with PFI (see note 4: Legal Proceedings).

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $1,043,200 in the first nine months of 1998 to $1,204,800 in the first nine months of 1999, and represented 11% and 5% of revenue, respectively. The increase in such expenses in absolute terms resulted primarily from headcount and compensation-related increases and increases in recruiting, supplies and telecommunications expense. The decrease in these expenses in percentage terms is the result of substantially higher revenue in the first nine months of 1999.

         INTEREST INCOME. Interest income increased from approximately $104,600 in the first nine months of 1998 to approximately $113,600 the first nine months of 1999. This increase was due to an increase in the average cash available for investment.

         INTEREST EXPENSE. Interest expense increased from approximately $50,300 in the first nine months of 1998 to approximately $86,300 in the first nine months of 1999 as a result of increased bank borrowings.

         INCOME TAX EXPENSE. In the first nine months of 1998, an income tax expense of $800, representing minimum estimated California franchise tax, was recorded. In the first nine months of 1999, income tax expense of $178,100 was recorded due to the Company's increased profitability and was at an effective rate below the statutory tax rate due to the reduction of a valuation allowance previously established against the carry-forward of net operating losses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 30, 1998, the Company financed its operations primarily from working capital. During the nine month period ended September 30, 1999, the Company financed its operations primarily from cash from operations.

         The Company's principal uses of cash during each of the nine month periods ended September 30, 1998 and 1999 were to acquire property and equipment and invest in the development of software.

         During the first nine months of 1998, the Company's cash and cash equivalents decrease from $3,334,100 at December 31, 1997 to $2,790,100 at September 30, 1998. Net cash provided by operating activities of $83,600 consisted primarily of losses of $1,452,700, and increases in accounts receivable and inventory of $1,432,300 offset by depreciation and amortization, a decrease in prepaid expenses and other assets and increases in accounts payable and accrued liabilities and commissions of $2,963,400. Net cash used in investing activities of $1,101,700 consisted primarily of $860,800 of capital expenditures and $289,900 of capitalized software and third party designs. Net cash provided by financing activities of $474,000 consisted primarily of $500,000 from a bank borrowing.

         During the first nine months of 1999, the Company's cash and cash equivalents increased from $1,625,300 at December 31, 1998 to $3,867,200 at September 30, 1999. Net cash provided by operating activities of $2,050,600 consisted primarily of income of $1,522,600, depreciation and amortization and increases in accounts payable and accrued liabilities and commissions of $5,603,000 offset by increases in accounts receivable and inventory of $5,104,900. Net cash used in investing activities of $817,600 consisted primarily of $398,900 of capital expenditures and $418,800 of capitalized software and third party designs. Net cash provided by financing activities of $1,009,000 consisted primarily of proceeds from the exercise of stock options of $1,081,900 offset by payments on bank borrowings, facility mortgage and capital leases of $72,900.

         At September 30, 1999, the Company had $7,538,700 in working capital, including $6,521,700 of trade accounts receivable and $2,696,000 of inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 52 days as of September 30, 1999, compared to 53 days for the same period a year ago. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time.* As of September 30, 1999, the Company had payment term extensions outstanding of approximately $425,000.

         The Company's inventory balance at September 30, 1998 and 1999 was $2,100,900 and $2,696,000 respectively. Annualized inventory turns, calculated using an average inventory balance, were 2.3 and 8.9 as of September 30, 1998 and 1999, respectively.

         The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $1,000,000 line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 1999 of approximately $1,000,000.* Such capital expenditures include $800,000 to expand its existing facility in Durango, Colorado by 20,000 square feet. On October 14, 1999, the Company entered into a six month construction loan for up to $800,000 with 9% interest only payments due monthly beginning November 1999. Upon completion of the facility the construction loan will be refinanced with a commercial real estate loan. Such loan will be amortized over fifteen years with interest equal to the prime rate at the time of closing plus .75%. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months.*

YEAR 2000 READINESS, COSTS, RISKS AND CONTINGENCY PLANS

         Many computer systems may experience problems handling dates beyond 1999. Therefore, some computer hardware and software need to be modified prior to 2000 in order to remain functional. The Company has substantially completed its assessment of the readiness and compliance of its computer-based products available for sale and its assessment of its computer-based systems used internally, and the Company has substantially implemented successfully the system and programming changes necessary to address year 2000 related issues.

         COMPUTER-BASED PRODUCTS AVAILABLE FOR SALE. The Company has two primary product lines available for sale, CCTVware Products and ID Products.

         CCTVWARE PRODUCTS. The Company's CCTVware Products consists of the CCTVware MSeries and Enterprise products and the CCTVware Transit product ("Transit"). The Company has created and executed a series of tests to determine the possible problems year 2000 might have on the operation of the CCTVware Products, including versions 1.2, 1.3, and 1.3.1 of the MSeries and Enterprise products, and versions 1.4 and 1.5 of the Transit product. These tests indicated that year 2000 would not adversely affect the performance of the CCTVware Products.*

         A key component of determining the Company's year 2000 state of readiness was to identify those areas of operation where CCTVware Products incorporate software and hardware products supplied by third party vendors and, thus, where year 2000 problems may arise as a result of products supplied by third parties. Because CCTVware Products are dependent, in certain respects, on products supplied by third-party vendors, an important part of the Company's year 2000 effort was to contact those vendors who supply products that the Company considers critical to the operation of the CCTVware Products and gauge their year 2000 compliance efforts. Responses and tests to date indicate that certain third-party supplied products do not appear to adversely affect the performance of the CCTVware Products with respect to the year 2000 issue.*

         The Company has released and expects to release new versions of its CCTVware Products in the future.* The Company will continue to audit and test compliance with year 2000 performance of its internally developed products.*

         ID PRODUCTS. The Company has created and executed a series of tests to determine the possible problems the year 2000 will have on the operation of those ID Products which the Company continues to support. Such ID

---------------------------------
* Forward-looking statement (see Certain Factors Bearing On Future Results).

products were written to accept either 2 or 4 digit years and include:
ImageSHARE for NT versions 2.5 and 3.1, ImageSHARE Express 1.1, and Instant ID 2.0. These tests indicated, that if configured properly, the year 2000 will not adversely affect the performance of those ID Products.*

         A key component of determining the Company's year 2000 state of readiness was to identify those areas of operation where ID Products incorporate hardware and software products supplied by third-party vendors and, thus, where year 2000 problems may arise as a result of products supplied by third parties. Because ID Products are dependent, in certain respects, on products supplied by third-party vendors, an important part of the Company's year 2000 compliance effort was to contact those vendors who supply products that the Company considers critical to the operation of ID Products and gauge their year 2000 compliance efforts. The Company sent letters to various vendors and received and analyzed the responses to determine the year 2000 state of readiness of such vendor supplied products. Responses and tests to date indicate that certain third-party supplied products do not appear to adversely affect the performance of the ID Products with respect to the year 2000 issue.*

         For older ID Product configurations, many of the third-party vendor hardware products are no longer manufactured or supported by the supplier. The Company can make no assurances therefore, that these devices are year 2000 compliant. At risk are older computers that may have embedded problems in the basic input/output system ("BIOS") for processing year 2000 dates. Certain routines within the ID Products use the BIOS date information to calculate current dates. Computers that possess this problem will require the BIOS to be updated and/or the computer replaced.

         From 1989 through 1997, the Company developed eleven different ID Products. Between 1996 and 1999, the Company recognized that the unavailability of peripheral replacement equipment from third-party vendors and inadequate technical resources made it infeasible for the Company to continue to support these products. Because these products were no longer in warranty the Company notified its customers that it would no longer support these products and made available upgrade options to allow customers to migrate to newer products that would be supported by the Company.

         COMPUTER-BASED SYSTEMS USED INTERNALLY. The Company uses various computer-based systems to operate its business on a day-to-day basis. The Company has taken steps to implement new information systems and migrate to year 2000 compliant software for its accounting, customer order processing, purchasing and inventory control software, and accordingly, the Company does not currently anticipate any internal year 2000 issues from this software*. The Company has substantially completed its assessment of other internal computer-based systems to determine their susceptibility to the year 2000 issue and does not anticipate any significant issues related to the year 2000 issue. Currently, the Company is assessing its personal desk-top computers for year 2000 compliance issues and expects to complete its assessment and incorporate any required fixes to ensure compatibility with year 2000 by December 1, 1999.*

         COST OF YEAR 2000 CONVERSION. To date, the Company estimates that it has spent less than $25,000 of incremental external spending on the year 2000 issue and estimates that future external costs associated with its year 2000 compliance efforts will not exceed $25,000.*

        CONTINGENCY PLANS. The Company has communicated with its major service providers and parts suppliers regarding potential year 2000 issues, and based upon the results to date, has no reason to believe that there will be a disruption of its business due to year 2000 issues. Therefore, the Company has not created, and does not intend to create, a contingency plan for a most likely worst case scenario relating to year 2000 non-compliance issues. However, there can be no assurance that year 2000 issues will not have an adverse effect on the Company's future results of operations, liquidity or financial condition.*

---------------------------------
* Forward-looking statement (see Certain Factors Bearing On Future Results).

CERTAIN FACTORS BEARING ON FUTURE RESULTS

         The sentences in this report identified with an asterisk (*) are forward-looking statements. In addition, the Company may from time to time make oral forward-looking statements. The following are certain important factors that could cause actual results to differ materially from those projected in any such forward-looking statements.

         CAPITAL REQUIREMENTS. To the extent that the Company experiences growth generally, or the Company's CCTVware Products generate high demand, or the Company receives extraordinarily large orders for certain CCTVware Products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in seven of the past eleven quarters, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company believes that the principal competitive factors in its markets include: system performance, functionality, integration flexibility, price, ease-of-use, system maintenance costs, quality, reliability, customer support and brand name. Further, the Company believes that its primary competitive strengths include system performance, functionality, integration flexibility and ease-of-use. Larger, more established companies with substantially greater technical, financial and marketing resources than the Company, such as Data Card Corporation, Sensormatic Corporation and NICE Systems, Ltd., could use such resources to undermine the Company's ability to compete effectively for sales and market share. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors.

         LEGAL PROCEEDINGS. On September 29, 1999, the Company and PFI agreed to settle all of their legal differences with neither party admitting any liability. Under the terms of the settlement agreement the Company will pay to PFI $900,000 over a period of one year and received a fully paid, royalty free license for all of its products under all of PFI's patents. Payments through September 1999 totaled $300,000.

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

         DEPENDENCE ON MAJOR CUSTOMERS. For the three and nine months ended September 30, 1999, sales to two customers accounted for 72% and 63%, respectively, of the Company's revenue. These customers are not obligated to purchase any minimum levels of the Company's products, and although they have placed additional orders with the Company, there can be no assurance that any further business will arise from these customers. Any significant reduction in product sales to these customers that cannot be replaced with new business may materially and adversely affect the Company's business, operating results and financial condition.

         YEAR 2000 ISSUES. The "year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company could be adversely impacted by year 2000 issues related to other internally used computer-based systems and issues faced by major suppliers, customers, vendors and distributors with which the Company interacts. As a result of the unprecedented and potentially complex nature of the year 2000 issue there can be no assurance that this issue will not have a material and adverse impact on the business, operating results and financial condition of the Company, despite the Company's efforts.

         The Company has not tested all of the third party software and hardware products that are incorporated into or interface with its CCTVware Products and ID Products. There can be no assurance that the Company has successfully implemented all of the required changes to mitigate all of the potential year 2000 issues and as such there can be no assurance that unanticipated year 2000 issues will not have an adverse effect on future results of operations, liquidity or financial condition.

         Certain of the Company's ID Products include interfaces to various access control applications. The interface design methodology used to integrate the ID Products are primarily controlled by the access control vendors. The Company can make no assurances that these interfaces are year 2000 compliant.

         The Company does not track its internal costs associated with the year 2000 issue. Such costs are principally the related payroll costs of its internal information systems staff.

         DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products which address technological and market developments and satisfy the increasingly sophisticated needs of customers. There can be no assurance that the Company will be successful in developing, marketing or selling on a timely basis any fully functional product enhancements or new products that respond to the technological advances by others. There also can be no assurance that the Company's new products will be accepted by customers.

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

         VARIABILITY OF OPERATING RESULTS. The Company's revenue and operating results have fluctuated significantly from quarter to quarter, and may continue to fluctuate, due to a combination of factors. These factors include relatively long sales cycles for certain products, the timing or cancellation of orders from major customers, the timing of new product introductions by the Company or its competitors, the Company's use of third-party distribution channels, the fulfillment of large one-time orders to particular customers and general economic conditions and other factors affecting capital spending. For example, a longer than expected sales cycle for the CCTVware Products initially delayed anticipated revenue. Additionally, the Company has, from time to time, shipped a large number of orders in the quarter in which such orders are received, and accordingly, revenue in any quarter may be substantially dependent on the orders booked and shipped in that quarter. Further, it is not unusual for the Company to recognize a substantial portion of its revenue in the last month of the quarter. Because the Company's operating expense levels are relatively fixed and based, to some extent, on anticipated revenue levels, a small variation in revenue can cause significant variations in operating results from quarter to quarter and may result in losses. Due to all of the foregoing, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On November 1, 1999, Mr. George Duffy resigned his Director position on the Company's Board of Directors. Mr. Duffy's resignation reflects his desire to retire from business related activities.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  27  Financial Data Schedule

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                    SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Loronix Information Systems, Inc.

November 5, 1999                       /s/ Jonathan C. Lupia
----------------                       ---------------------------
      Date                             Jonathan C. Lupia,
                                       Chief Operating Officer and
                                       Chief Financial Officer