Form 10KSB
period 1999-12-31
LORONIX INFORMATION SYSTEMS INC
filed 2000-03-29
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]


                   For the fiscal year ended December 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission file number: 0-24738

                        LORONIX INFORMATION SYSTEMS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)

           NEVADA                                          33-0248747
           ------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      820 Airport Road, Durango, CO                             81301
      -----------------------------                             -----
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:  (970) 259-6161

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.001 par value, and Preferred Share Purchase Rights.
     -------------------------------------------------------------------
                            (Title of class)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the fiscal year ended December 31, 1999 was $37,477,368.

As of February 4, 2000, 5,092,500 shares of the Registrant's Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates was approximately $98,378,145 based on the closing price of $25.13 per share on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                           FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-KSB CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW PRODUCTS AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED IN THIS REPORT WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND THE COMPANY'S STOCKHOLDERS SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS REPORT ON FORM 10-KSB, INCLUDING THOSE SET FORTH UNDER THE CAPTION "CERTAIN FACTORS BEARING ON FUTURE RESULTS."

         THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         References made in this Annual Report on Form 10-KSB to "Loronix," the "Company" or the "Registrant" refer to Loronix Information Systems, Inc. Loronix, CCTVware and ImageSHARE are registered trademarks of Loronix. Loronix was incorporated in 1992. Loronix designs, markets and sells a family of closed circuit television ("CCTV") digital recording and video management products ("CCTVware Products") and digital identification products ("ID Products") based on the Company's proprietary software. Loronix, with few exceptions, uses an open architecture design approach that allows compatibility with commercially available computer and video hardware and software.

RECENT DEVELOPMENT

         On March 5, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Comverse Technology, Inc. ("Comverse"), a maker of special purpose computer and communications systems and software for multimedia communications and information processing applications. On March 7, 2000, Comverse announced a two-for-one stock split to be paid as a stock dividend on April 3, 2000 to holders of record at the close of business on March 27, 2000.

         Under the Merger Agreement, Comverse will issue 0.1925 new common shares (0.385 after giving effect to the stock split) for each outstanding share of the Company's Common Stock and will assume all of the Company's outstanding stock options. The Company has the right to terminate the agreement if, based on the average of the daily closing prices of Comverse Common Stock on the Nasdaq National Market for the five consecutive trading days ending on the third trading day prior to the merger, the value of Comverse shares to be received by Company stockholders is less than $36 per share of Company Common Stock. If the Company exercises this right of termination, Comverse has the right to increase the exchange ratio to adjust the consideration to $36 per share. The Company has also granted Comverse an option to purchase up to 19.9 percent of the Company's outstanding shares of Common Stock (calculated after giving effect to the exercise of such option). Comverse has also entered into voting agreements with holders of approximately 22 percent of the outstanding shares of the Company's Common Stock requiring them to vote in favor of the transaction.

CCTVWARE PRODUCTS

         In August of 1995, the Company began developing a new product technology named CCTVware. This technology (i) permits digital video recording and storage, eliminating the need for videotapes and videocassette recorders ("VCRs") primarily in surveillance environments, and (ii) enables high-speed access, retrieval and playback of stored video. The Company currently markets four principal digital recording products incorporating its CCTVware technology and began commercial shipments of certain of those products in the first quarter of 1997. All CCTVware products include a full range of image enhancement tools and a special feature called video authentication that alerts the user if the recorded video has been altered.

         CCTVWARE VISION

         The Vision product is a digital video recorder providing up to six inputs of video and audio per unit. It records full-motion video at 30 frames per second ("FPS") and can be implemented with existing VCR based systems or connected to a computer network for storage and playback of the video (which creates a system offering the benefits of the CCTVware Enterprise system below). In VCR environments, the Vision recorder provides up to eight hours of continuous loop recording for any existing camera(s) selected by the operator or pre-configured cameras triggered by an alarm event. In stand-alone configurations, the Vision recorder is targeted at CCTV camera environments requiring full-motion video recording and playback without the networking and archiving capabilities offered by the Enterprise system.

         CCTVWARE M SERIES WAVELET

         The M Series Wavelet product is a digital video recorder with the capability of recording up to 32 camera inputs at up to 7.5 images per second ("IPS") simultaneously on all inputs. The recording rate for each input can be independently configured from 0.5 to 7.5 IPS with the ability to change IPS rates in response to alarms. With 8 camera inputs, the recording rates can be independently configured from 0.5 to 15 IPS. The M Series Wavelet recorder uses continuous loop recording and may be configured to connect directly to a CCTVware review station for playback of the recorded video. The M Series Wavelet recorder, like the Vision recorder, can also be connected to a computer network for storage and playback of the video (which creates a system offering the benefits of the CCTVware Enterprise system below). The M Series recorder is targeted at CCTV camera environments not requiring full-motion video recording and playback.

         CCTVWARE REMOTE

         The Remote product is a digital video recorder with the capability of recording up to 16 camera inputs and streaming live video over a local area network, wide area network or the Internet. Remote recorders can be configured, maintained and monitored from a central site. The Remote recorder is targeted at CCTV camera environments where remote monitoring or viewing recorded video is desired from a central site.

         CCTVWARE MOBILE

         The Mobile product is a stand-alone digital recorder designed to operate in mobile environments, such as buses, subways and rail cars. The current product is capable of recording up to five black and white or color camera inputs at 1 to 2 IPS and one audio input. The Company anticipates introducing a new version of the Mobile recorder in the second quarter of 2000 capable of recording up to eight black and white or color camera inputs at up to 7.5 IPS and one audio input.* The Mobile recorder operates on 12-volt DC power and is designed to withstand shock and vibration. It uses continuous loop recording on a removable hard drive, which must be removed and installed in a separate CCTVware review station for playback of the recorded video.

         CCTVWARE ENTERPRISE

         The Enterprise system is comprised of multiple Vision and/or M Series Wavelet recorders. These recorders are combined with various servers including communications and tape servers and are connected via a local or wide area network. An advanced intelligent digital tape library system is included for long-term storage of the recorded video. PC-based playback stations provide on-demand playback of the recorded video. The Enterprise system is targeted at large, dynamic, sensitive surveillance environments such as government facilities, airports, financial institutions, retail operations and casinos.

ID PRODUCTS

         The Company's ID Products consist of the Company's proprietary software combined with commercially available hardware components and software. ID Products can record and store digital images in computer databases, transmit such images to other control systems or printers, and retrieve, analyze, reproduce and manipulate these images in a variety of ways. ID Products provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale, human resource management and other control systems. ID Products enhance or replace customers' existing film-based identification systems.

         The Company offers ID Products with a variety of functions and features targeted to a wide array of customers, ranging from large organizations requiring a multi-location system operating across a local or wide area computer network to small organizations requiring a single stand-alone system. In many instances, the Company configures its systems to fit a particular customer's needs. The principal ID Products are ImageSHARE, Instant ID Plus and Instant ID.

         IMAGESHARE

         The Company's high-end ID product, the ImageSHARE system, is targeted primarily for use by medium to large-sized businesses, institutions and government entities. These organizations typically operate local and wide area networks in which multiple users at individual workstations access images and data in various applications and information/access control systems. The ImageSHARE system enables a user to capture, store, manage and transmit photographs, signatures, fingerprints, images and other information over these networks. It can also be configured to operate as a stand-alone product. The ImageSHARE system provides significant configuration flexibility and can be integrated with the hardware, software and other components in a user's existing information/access control system or in an entirely new system configuration. Because of its open architecture design, which allows compatibility with commercially available hardware and software, the ImageSHARE system may be used with a variety of relational database management systems.

         INSTANT ID PLUS

         The Company's mid-range ID Product, the Instant ID Plus system is scheduled for release in March of 2000.* It is targeted primarily for use by medium-sized businesses, institutions and government entities that require advanced data management and networking capabilities. Instant ID Plus is the latest in a series of products derived from Instant ID. Instant ID Plus can be installed and configured as a single, three, five or ten user system, in a local or wide area network configuration. Instant ID Plus allows database connectivity to Microsoft Access, SQL Server and Oracle databases. It requires minimal customization and may be configured to address the specific needs of various vertical market applications. Instant ID Plus replaced the Company's ImageSHARE Express product.

         INSTANT ID

         The Company's low-end ID Product, Instant ID, is primarily targeted for use by small businesses requiring the capability to create and issue identification cards inexpensively. The Instant ID Product enables users to utilize their existing Microsoft Windows 95, 98 and NT Workstation version
4.0 compatible computers to capture and store images and textual data in a Microsoft Access Database. ID cards can then be printed using a Microsoft Windows compatible ink jet, laser or plastic card printer.

MARKETING AND CUSTOMERS

         The Company markets its CCTVware products domestically through a small direct sales force, manufacturing representatives, systems integrators and under a private label agreement with Philips Communications, Security & Imaging, Inc. ("Philips CSI"). The Company markets its ID Products domestically through a small direct sales force, retail stores and catalogs.

         Internationally, the Company primarily markets its CCTVware products through its wholly owned subsidiary in the United Kingdom. In August of 1999, the Company entered into a memorandum of understanding with Philips CSI whereby Philips CSI will sell the Loronix CCTVware products internationally under the Philips brand name. To date the definitive agreement has not been completed. The Company expects to complete the definitive agreement by the end of May 2000.*

         In 1999, two customers accounted for 29% and 22%, respectively, of the Company's revenue. In 1998, one customer accounted for 38% of the Company's revenue (see DEPENDENCE ON A MAJOR CUSTOMER under the caption "Certain Factors Bearing on Future Results").

COMPETITION

         The markets for the Company's CCTVware and ID Products are extremely competitive. Competitors include a broad range of companies that develop and market products for the identification and surveillance markets. Competitors in the identification market include: (i) in film-based systems, Polaroid Corporation (Polaroid), and (ii) in digital-based systems, Polaroid, Data Card Corporation, Dactek International, Inc., Imaging Technology Corporation, G & A Imaging, Goddard Technology Corporation and Laminex, Inc., as well as many other companies. Competitors in the surveillance market include numerous VCR suppliers and digital video recording suppliers including, among others:
(i) Kalatel, Inc. and Prima Facie, Inc. for the Mobile product; and (ii) Sensormatic Corporation, Primary Image, Ltd., Alpha Systems Lab, Telexis Corporation and NICE Systems, Ltd. for the CCTVware Products other than the Mobile product.

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

MANUFACTURING AND SUPPLIERS

         The Company does not manufacture any of the hardware in its products; rather, it assembles its products by integrating commercially available hardware and software together with the Company's proprietary software. The Company believes that it can continue to obtain components for its systems at reasonable prices from a variety of sources.* Although the Company has developed certain proprietary hardware components for use in its CCTVware products and purchases some components from single source suppliers, the Company believes similar components could be obtained from alternative suppliers without significant delay.* There can be no assurance, however, that the Company will be able to obtain needed components at reasonable prices.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

         The Company regards certain features of its products and documentation as proprietary and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally (i) enters into confidentiality and invention assignment agreements with its employees and mutual non-disclosure agreements with its manufacturing representatives, systems integrators and Philips CSI and (ii) limits access to and distribution of its software, documentation and other proprietary information.* The Company has no patents and, while the existing copyright laws afford only limited protection, the Company intends to apply for federal copyright registrations for any of its software systems, for which it has not yet received federal copyright registration.* The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services. See "Legal Proceedings" in Item 3 for information on a patent infringement lawsuit that was settled in September 1999.

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

         In 1999 and 1998, the Company spent, net of capitalized software costs, $1,684,100 and $1,381,200, respectively, for research and development.

EMPLOYEES

         As of January 31, 2000, the Company employed 125 persons including four persons in part-time positions. The Company's future success depends in significant part on the continued service of its key technical and senior management personnel and its ability to attract and retain highly qualified technical and managerial personnel.

         The Company has no collective bargaining agreements with any of its employees. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company owns approximately 25 acres of real property adjacent to the Durango-La Plata County Airport in Colorado. In October of 1995, the Company completed construction of a 20,000 square foot facility on approximately five of the 25 acres to house administration, marketing, research and development, operations and customer support. In October of 1999, the Company began construction of an additional 20,000 square foot facility adjacent to its existing facility in Durango, Colorado. The expected completion date is in March of 2000.* The new facility is being constructed to accommodate growth and will primarily house the Company's product warehousing, assembly, testing and shipping operations. In October of 1998, the Company entered into a ten-year lease, with cancellation rights at the end of three and five years, for approximately 2,400 square feet of office space in Basingstoke, England for its wholly-owned United Kingdom subsidiary. In June of 1996, the Company entered into a three-year lease for approximately 1,600 square feet of office space in Las Vegas, Nevada for a sales and product demonstration office. In June of 1999, the Company extended its Las Vegas, Nevada office lease for three years. In September of 1998, the Company entered into a one-year lease for approximately 5,000 square feet of additional product assembly space in Durango, Colorado. Beginning in September of 1999, this lease converted to a month-to-month lease. The Company expects to terminate this month-to-month lease upon occupancy of the new 20,000 square foot facility in March of 2000.*

         In July of 1997, the Company entered into a $700,000 mortgage agreement for its original Durango-La Plata County facility secured by a first priority deed of trust. On October 14, 1999, the Company entered into a six month construction loan for its new 20,000 square foot facility, the terms of which provide a credit commitment of $800,000 and 9% interest-only payments due monthly beginning in November of 1999. Upon completion of the facility, the Company has arranged to refinance the construction loan with a commercial real estate loan.* The principal amount of such real estate loan will be amortized over fifteen years with a balloon payment at the end of 5 years. Interest on amounts outstanding under the commercial real estate loan will accrue at the bank's prime rate at the time of closing plus .75%.

ITEM 3.  LEGAL PROCEEDINGS

         On October 17, 1997, the Company received notice that it had been named as a defendant in a patent infringement lawsuit brought by a competitor, Prima Facie, Inc. ("PFI"), in the U.S. District Court for the District of Maryland. The lawsuit alleged that the Company's CCTVware Transit product infringed certain claims of two patents held by PFI and that the Company interfered with PFI's business relationships. The claim was amended in September of 1998 to allege infringement by the Company's other CCTVware Products. The suit sought injunctive relief against further infringement and damages. The lawsuit also named one of the Company's domestic dealers as a co-defendant. On July 6, 1998, the Company filed counterclaims against PFI. These counterclaims included a request for Declaratory Judgment of Patent Invalidity and six other counterclaims. The Company and PFI agreed to separate the patent infringement claims from all other claims and resolve the patent infringement issues first.

         On September 29, 1999, the Company and PFI agreed to settle their dispute with neither party admitting any liability. Under the terms of the settlement agreement, the Company agreed to pay to PFI a total of $900,000 over a period of one year and received a fully paid-up, royalty-free license for itself and its distributors and customers covering all of its products under all of PFI's patents. The Company has made payments through December 1999, under the settlement totaling $450,000.

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

                                                       High              Low
                                                       ----              ---
         1999
             First quarter                           $  7.750         $  2.313
             Second quarter                          $ 12.438         $  6.500
             Third quarter                           $ 11.875         $  7.000
             Fourth quarter                          $ 28.000         $ 11.375

         1998
             First quarter                           $  2.125         $  1.375
             Second quarter                          $  3.375         $  1.531
             Third quarter                           $  3.063         $  1.938
             Fourth quarter                          $  2.938         $  1.750

         As of February 4, 2000, there were approximately 82 stockholders of record of the Company's Common Stock. The Company estimates that there are approximately 2,650 beneficial owners.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO 1998

         REVENUE

         The Company's revenue is derived from sales of systems, including embedded software, supplies and maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. The Company expects this trend to continue for the foreseeable future.* Revenue increased 195% from $12.7 million in 1998 to $37.5 million in 1999, and included approximately $10.7 million and $35.2 million of CCTVware Product sales, respectively. In 1999, two customers accounted for 29% and 22%, respectively, of the Company's revenue. In 1998, one customer accounted for 38% of the Company's revenue (see DEPENDENCE ON A MAJOR CUSTOMER under the caption "Certain Factors Bearing on Future Results"). The Company is expanding its customer base and does not expect that these two customers will account for as high of a percentage of Company's revenue, if any at all, in the future.* The Company attributes the increase in revenue from 1998 to 1999 primarily to
(i) the market's general acceptance of, and migration toward, the use of digital CCTV recording technology versus the traditional use of analog CCTV recording technology, and (ii) expansion of business from one of its major customers.

         COSTS AND EXPENSES

         COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components, supplies, warranty and software amortization, increased from $6.8 million in 1998 to $20.3 million in 1999, and represented approximately 54% of revenue in both periods. The cost of revenue in 1998 and 1999 included approximately $230,000, or 3% of the cost of revenue, and approximately $1.3 million, or 6% of the cost of revenue, respectively, of warranty charges for CCTVware Products. The increase in the warranty cost of revenue as a percentage was primarily attributable to warranty charges associated with a retrofit program of certain of the Company's CCTVware mobile products.

         OPERATIONS AND CUSTOMER SUPPORT. Operations and customer support expenses increased from $1.6 million in 1998 to $2.6 million in 1999, and represented approximately 13% and 7% of revenue, respectively. The increase, in absolute terms, in such expenses resulted primarily from headcount and compensation-related increases and increases in travel, supplies, postage, telecommunications and facility expenses. The percentage decrease from 1998 to 1999 resulted from a 195% increase in revenue without a commensurate increase in expenses.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $5.1 million in 1998 to $9.0 million in 1999, and represented approximately 40% and 24% of revenue, respectively. The increase, in absolute terms, in such expenses resulted primarily from headcount and compensation-related increases and increases in travel, recruiting, supplies, telecommunications, product promotions, facility, maintenance and depreciation expenses and an increase in bad debt expense. The percentage decrease from 1998 to 1999 resulted from a 195% increase in revenue without a commensurate increase in expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from $1.4 million in 1998 to $1.7 million in 1999, and represented approximately 11% and 4% of revenue, respectively. The increase in such expenses resulted primarily from headcount and compensation-related increases and increases in recruiting, depreciation and prototype product expenses. Further, in 1999, the Company wrote-off approximately $42,800 of capitalized software costs associated with two products that it no longer markets. The percentage decrease from 1998 to 1999 resulted from a 195% increase in revenue without a commensurate increase in expenses. The Company expects to continue to fund new product development in 2000 at or above the dollar levels expended in 1999.*

         PATENT LITIGATION SETTLEMENT. Patent litigation settlement expenses of $900,000 represents the settlement costs associated with settling the Company's lawsuit with PFI (see "Legal Proceedings" in Item 3).

         INTEREST INCOME. Interest income increased from approximately $142,400 in 1998 to approximately $181,900 in 1999. This increase was primarily due to an increase in the average cash available for investment.

         INTEREST EXPENSE. Interest expense increased from approximately $75,500 in 1998 to approximately $112,900 in 1999 as a result of increased bank borrowings.

         OTHER INCOME/EXPENSE. Other income was approximately $7,300 in 1999 compared to other expense of approximately $14,300 in 1998. Other income resulted primarily from gains on the disposal of capital equipment.

         INCOME TAX. Income tax expense increased from $800 in 1998 to approximately $121,200 in 1999. In 1998, the Company recognized minimal state income tax and no benefit was recognized due to the Company's history of losses. In 1999, the Company recognized income tax expense equal to approximately 4% of its pretax income. The income tax percentage is less than the statutory federal rate of 34% because of the benefit of net operating loss carry-forwards. In the future the Company expects its U.S. tax rate to increase significantly due to the depletion of its net operation loss carry-forwards.*

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1998, the Company financed its operations primarily from working capital and bank borrowings. During 1999, the Company financed its activities primarily through cash from operations and proceeds from the exercise of stock options. The Company's principal uses of cash during 1998 and 1999 were (i) to fund operating activities; (ii) to acquire property and equipment; and (iii) to invest in the development of its software.

         During 1998, the Company's cash and cash equivalents decreased from approximately $3.3 million at December 31, 1997, to approximately $1.6 million at December 31, 1998. Net cash used in operating activities of $714,000 consisted primarily of a net loss of $2.2 million plus non-cash charges for depreciation and amortization of $1.2 million, an increase in inventory of $612,100, and decreases in accounts payable of $169,500 offset by decreases in accounts receivable and prepaid expenses of $917,800 and an increase in accrued liabilities and commissions of $30,300. Net cash used in investing activities of $1.5 million consisted primarily of $970,500 of capital expenditures and $551,500 of software development costs offset by a decrease in notes receivable, and proceeds from the disposal of capital equipment of $70,100. Net cash generated from financing activities of $456,900 consisted primarily of $500,000 from bank borrowing. The bank borrowing consists of a three-year balloon note with a fifteen-year amortization schedule and an interest rate of 8.5%.

         During 1999, the Company's cash and cash equivalents increased from approximately $1.6 million at December 31, 1998, to approximately $3.9 million at December 31, 1999. Net cash provided by operating activities of $2.1 million consisted primarily of net income of $2.9 million plus non-cash charges for depreciation and amortization of $1.5 million, increases in accounts payable and accrued liabilities and commissions of $4.5 million offset by increases in accounts receivable, inventory and prepaid expenses and other assets of $6.8 million. Net cash used in investing activities of $1.4 million consisted primarily of $864,800 of capital expenditures and $554,400 of software development costs. Net cash generated from financing activities of $1.6 million consisted primarily of bank borrowing and proceeds from the exercise of stock options. The bank borrowing consists of $232,000 of construction loans associated with Company's new facility.

         As of December 31, 1999, the Company had $9.5 million in net working capital, including $6.7 million of trade accounts receivable and $4.1 million in inventory. Days sales outstanding, calculated using an average accounts receivable balance, were approximately 55 days as of December 31, 1999, compared to 83 days for the same period a year ago. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time.*

         The Company's inventory balance at December 31, 1999 and 1998 was $4.1 and $1.9 million, respectively. Annualized inventory turns, calculated using an average inventory balance, were 7.5 and 3.5 as December 31, 1999 and 1998, respectively.

         The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to $1.0 million on a line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit expires in May of 2000. The Company expects that it will successfully extend the line of credit through May 2001.* The line of credit has not been used to date. The Company anticipates capital expenditures for 2000 of approximately $2.0 million.* Such capital expenditures include $800,000 to expand its existing facility in Durango, Colorado by 20,000 square feet. On October 14, 1999, the Company entered into a six month construction loan for its new 20,000 square foot facility, the terms of which provide a credit commitment of $800,000 and 9% interest-only payments due monthly beginning in November of 1999. Upon completion of the facility, the Company has arranged to refinance the construction loan with a commercial real estate loan.* The principal amount of such real estate loan will be amortized over fifteen years with a balloon payment at the end of 5 years. Interest on amounts outstanding under the commercial real estate loan will accrue at the bank's prime rate at the time of closing plus .75%. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months.*

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement was amended by SFAS 137 which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 is effective for the Company's first quarter in the fiscal year ending December 30, 2001 and is not expected to have a material effect on the Company's financial position or results of operations.*

YEAR 2000 COMPLIANCE

     The Company's computer systems and products successfully transitioned to the Year 2000 with no significant problems. The Company will continue to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these dates or events.* To date, the Company has not incurred material costs associated with Year 2000 compliance or any disruption with vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material.*

CERTAIN FACTORS BEARING ON FUTURE RESULTS

         The risk factors set forth below and elsewhere in this Report on Form 10-KSB are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time.

         MERGER WITH COMVERSE. If the merger with Comverse (see "Recent Development" in Item 1) is not completed for any reason, the Company may be subject to a number of material risks, including the following: (i) being required to pay Comverse a termination fee of $11 million; (ii) the grant of an option to Comverse to buy up to 19.9% of the Company's Common Stock may become exercisable; (iii) the price of the Company's Common Stock may decline to the extent that the current market price of the Company's Common Stock reflects a market assumption that the merger will be completed; (iv) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, the Company's customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by customers could have a material adverse effect on the Company's business, regardless of whether or not the merger is ultimately completed. Similarly, the Company's current and prospective employees may experience uncertainty about their future role with Comverse until Comverse's strategies with regard to the Company are announced or executed. This may adversely affect the Company's ability to attract and retain key management, marketing and technical personnel.

         Further, if the merger is terminated and the Company's Board of Directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. Additionally, while the Merger Agreement is in effect, subject to certain limited exceptions, the Company is prohibited from soliciting, initiating or knowingly encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Comverse. Furthermore, if the Merger Agreement is terminated and Comverse exercises its option to purchase the Company's Common Stock, the Company would not be able to account for future transactions as a "pooling of interests."

         CAPITAL REQUIREMENTS. To the extent that the Company experiences growth generally, or the Company's CCTVware Products generate high demand, or the Company receives extraordinarily large orders for certain CCTVware Products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in seven of the past twelve quarters, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

         DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, systems integrators and Philips CSI and to cultivate additional systems integrator relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could have a negative impact on the Company's revenue stream. Further, there can be no assurance that the businesses with whom the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company.

         COMPETITION. Certain of the Company's current and prospective competitors have substantially greater technical, financial and marketing resources than the Company. In addition, there can be no assurance that any of the Company's products will be competitive in the face of advances in product technology developed by the Company's current or future competitors.

         INTERNATIONAL SALES. The Company is seeking to expand its international presence by entering into a definitive international sale and distribution agreement with Philips CSI. There can be no assurance that the Company and Philips CSI will reach such an agreement. Further, the Company has in the past generated, and may continue to generate, sales in certain foreign countries. International sales are subject to a number of risks, including political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, fluctuating exchange rates and the possibility of greater difficulty in accounts receivable collection. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international sales, if any, and, consequently, the Company's business, operating results and financial condition.

         DEPENDENCE ON MAJOR CUSTOMERS. In 1999, sales to two customers accounted for 29% and 22%, respectively, of the Company's revenue. These customers are not obligated to purchase any minimum levels of the Company's products, and although one of these customers has placed additional orders with the Company, there can be no assurance that any further business will arise from these customers. Any significant reduction in product sales to these customers that cannot be replaced with new business may materially and adversely affect the Company's business, operating results and financial condition.

         DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by ongoing technological development and evolving industry standards. The Company's success will depend upon its ability to enhance its current products and to introduce new products, which address technological and market developments and satisfy the increasingly sophisticated needs of customers. There can be no assurance that the Company will be successful in developing, marketing or selling on a timely basis any fully functional product enhancements or new products that respond to the technological advances by others. There also can be no assurance that the Company's new products will be accepted by customers.

         MANAGEMENT AND EMPLOYEES. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel in the future. The Company has in the past encountered some difficulties in fulfilling its hiring needs in the Durango, Colorado, employment market, and there can be no assurance that the Company will be successful in hiring and retaining qualified employees in the future.

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

                                                                       Page No.
         Independent Auditors' Report                                      F-2
         Consolidated Balance Sheet at December 31, 1999                   F-3
         Consolidated Statements of Operations for the years ended
            December 31, 1999 and 1998                                     F-4
         Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1999 and 1998                 F-5
         Consolidated Statements of Cash Flows for the years ended
            December 31, 1999 and 1998                                     F-6
         Notes to Consolidated Financial Statements                        F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                               AGE    POSITION WITH THE COMPANY
David T. Ledwell                    53    President, Chief Executive Officer and Director
Jonathan C. Lupia                   48    Chief Operating Officer, Chief Financial Officer and Secretary
Peter A. Jankowski                  37    Chief Technical Officer and Vice President, Marketing and Sales
Timothy S. Whitehead                46    Vice President, Operations
F. James Price                      62    Vice President, Special Projects
Edward Jankowski (2)(3)             62    Chairman of the Board of Directors
Louis E. Colonna (1)                66    Director


Donald R. Price                     60    Director
Don W. Stevens(1)(2)(3)             67    Director
C. Rodney Wilger(1)(2)(3)           67    Director

----------------
(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Member of the Nominating Committee.

         Officers are appointed by and serve at the discretion of the Board of Directors. The Company currently has no employment agreements with any of its officers. Peter A. Jankowski, the Company's Chief Technical Officer, is the son of Edward Jankowski, the Chairman of the Board of Directors. There are no other family relationships between directors and executive officers of the Company.

         David T. Ledwell joined the Company in September of 1999, as President and Chief Executive Officer replacing Mr. E. Jankowski in those positions. Mr. Ledwell has also served as a Director of the Company since November 1999. From March 1985 to February 1998, Mr. Ledwell served in various executive capacities at DH Technology, Inc., a company engaged in the development, marketing, sales and support of transaction and bar code printers and credit card readers. From 1995 to 1998, Mr. Ledwell served as Executive Vice President responsible for several subsidiaries and divisions involved in transaction printers, credit card readers, related components and service businesses. From 1990 to 1995, Mr. Ledwell served as Vice President and General Manager responsible for the overall leadership and direction of the company's core business divisions providing high technology printer components and support services. In October of 1997, DH Technology, Inc. was acquired by Axiohm Transaction Solutions, Inc.

         Jonathan C. Lupia joined the Company in February of 1994 and assumed the positions of Chief Financial Officer and Secretary in April of 1994. In June of 1998, Mr. Lupia assumed the additional position of Chief Operating Officer. From June 1989 to February 1994, Mr. Lupia served as Vice President of Finance and Administration at Swearingen Aircraft, Inc., a company engaged in the design, development and manufacture of aircraft.

         Peter A. Jankowski co-founded the Company's predecessor corporation in August of 1987 and served as Vice President, Research and Development from the Company's inception to October 1992, when he was appointed Chief Technical Officer. In July of 1999, Mr. Jankowski assumed the additional position of Vice President, Marketing and Sales. Mr. Jankowski began his career in August of 1984 as a systems analyst for Quadrex Computer Systems, Inc., a manufacturer of control systems for nuclear and petroleum power plants. Mr. Jankowski performed design and systems analysis on nuclear and petroleum power plants, created and managed a telemarketing operation and assisted with marketing and project management decisions. Mr. Jankowski is the son of Edward Jankowski, the Chairman of the Board of Directors and co-founder of the Company.

         Timothy S. Whitehead joined the Company's predecessor corporation in September of 1990 as Vice President, Operations and was appointed Vice President, Quality in January of 1995, Vice President, Special Projects in October of 1995 and Vice President, Operations in January of 1997. From June 1987 to September 1990, Mr. Whitehead was Manufacturing Manager for Electronic Resources, Inc., a subsidiary of Whittaker Corporation, a manufacturer of industrial monitoring devices.

         F. James Price joined the Company in October of 1994 as Manager, Production Operations and was appointed Vice President, Operations in January of 1995 and Vice President, Special Projects in January of 1997. From 1979 to 1994, Mr. Price worked for various companies involved in real estate development, oil production, finance and computer assembly as either Chief Executive Officer or Chief Financial Officer.

         Edward Jankowski has served as Chairman of the Board of Directors of the Company and the Company's predecessor corporations since August 1987, as President from August 1987 to June 1993 and as Chief Executive Officer from February 1992 to June 1993. In September 1997, upon the resignation of M. Dean Gilliam, the

Company's former President and Chief Executive Officer, Mr. Jankowski assumed the responsibilities of President and Chief Executive Officer, and in February 1998, the Board of Directors appointed Mr. Jankowski President and Chief Executive Officer. Mr. Jankowski resigned from his position as President and Chief Executive Officer in September of 1999, but retained his title as Chairman of the Board of Directors.

         Louis E. Colonna has served as a Director of the Company since May 1997. Since January 1979, Mr. Colonna has served as Chief Executive Officer and Director of Tess-Com, Inc., a privately owned company founded by Mr. Colonna, which designs and manufactures process and control instrumentation and sampling systems for the various process related industries. Prior to founding Tess-Com, Inc., Mr. Colonna worked for 19 years in various management positions with Beckman Instruments, Inc.

         Donald R. Price has served as a Director of the Company since November 1999. From February 1970 to present, Mr. Price has been a partner in the law firm of Sikora and Price where he has been a principal practicing business law.

         Don W. Stevens has served as a Director of the Company since April 1994. From September 1987 until his retirement in January 1991, Mr. Stevens served as a division manager of the Process Division of Milton Roy Corporation, a company which provides industrial instrumentation systems to various industries.

         C. Rodney Wilger has served as a Director of the Company since October 1992. Mr. Wilger is the Chairman and Chief Executive Officer of the Wilger Company, which owns various businesses involved in photo processing, manufacturing and distribution of men's and women's sportswear and accessories, men's wear retailing, and real estate investment and development.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

       The following table sets forth the compensation earned in each of the last three years by the Company's Chief Executive Officer and each executive officer who earned in excess of $100,000 in the fiscal year ended December 31, 1999 (collectively the "Named Executive Officers"):

          [The remainder of this page has bee left blank intentionally]

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                               ----------------
                                                ANNUAL COMPENSATION               SECURITIES           ALL OTHER
                                       -------------------------------------      UNDERLYING        COMPENSATION
    NAME AND PRINCIPAL POSITION           YEAR      SALARY($)       BONUS($)       OPTIONS(#)           ($)(1)
------------------------------------   ----------   ---------       --------   ----------------     ------------
Edward Jankowski(2) ...............       1999       $182,800       $111,313        20,000            $ 58,823
    Chairman of the Board of              1998       $157,594       $  6,900        20,000            $ 44,988
    Directors and former                  1997       $131,000           --         140,000            $ 41,425
    Chief Executive Officer

David T. Ledwell(2) ...............       1999       $ 51,808           --          60,000            $  8,455
    Chief Executive Officer and           1998           --             --            --                  --
    President                             1997           --             --            --                  --


Peter Jankowski ...................       1999       $123,253       $ 82,614        22,500            $ 27,492
    Chief Technology Officer              1998       $106,292       $  9,865        18,000            $ 12,215
                                          1997       $ 89,192           --          39,500            $ 11,192

Jonathan Lupia ....................       1999       $120,145       $ 74,751         5,000            $ 14,342
    Chief Financial Officer, Chief        1998       $107,567       $  4,140        40,000            $ 14,160
    Operating Officer and Secretary       1997       $ 83,290           --          37,000            $ 13,300


Timothy S. Whitehead ..............       1999       $104,575       $ 44,625         5,000            $ 13,519
    Vice President, Operations            1998       $ 94,570       $  2,760         5,000            $ 13,289
                                          1997       $ 77,140           --          10,000            $ 12,515

F. James Price ....................       1999       $ 76,000       $ 44,625        10,000            $ 17,076
    Vice President, Special               1998       $ 68,000       $  2,760          --              $ 12,356
    Projects                              1997       $ 67,926           --           2,000            $ 12,464

----------------------
(1) Includes: (a) health insurance premiums of $1,232 for Mr. Ledwell in 1999 and $4,618, $4,864 and $4,921 for Mr. E. Jankowski, $4,618, $4,864 and
     $5,240 for Mr. P. Jankowski, $4,618, $4,864 and $5,240 for Mr. Lupia,
     $4,618, $4,864 and $5,240 for Mr. Whitehead and $4,618, $4,864 and $4,921
     for Mr. Price in 1997, 1998 and 1999, respectively; (b) life insurance premiums of $17,310, $17,310 and $17,391 for Mr. E. Jankowski, $590, $732
     and $767 for Mr. P. Jankowski, $1,097, $1,261 and $1,543 for Mr. Lupia, $699, $857 and $919 for Mr. Whitehead and $457, $465 and $470 for Mr. Price in 1997, 1998 and 1999, respectively; (c) medical reimbursements of $1,981, $2,677 and $5,451 for Mr. E. Jankowski, $359, $322 and $7,928 for Mr. P.
     Jankowski, $1,960, $2,064 and $1,253 for Mr. Lupia, $1,573, $1,943 and
     $1,735 for Whitehead and $1,764, $1,402 and $3,556 for Mr. Price in 1997,
     1998 and 1999, respectively; (d) automobile reimbursements of $15,953, $5,625, $5,625, $5,625 and $5,625 for Messrs E. Jankowski, P. Jankowski, Lupia, Whitehead and Price, respectively, in each of 1997, 1998 and 1999;
     (e) aircraft usage of $1,563 for Mr. E. Jankowski in 1997, $4,184, $672 and $526 for Messrs. E. Jankowski, P. Jankowski and Lupia, respectively, in 1998 and $15,107, $7,932, $681 and $2,504 for Messrs. E. Jankowski, P.
     Jankowski, Lupia and Price, respectively, in 1999; and (f) relocation costs of $7,223 for Mr. Ledwell in 1999.

(2) Mr. Ledwell joined the Company in September of 1999, as President and Chief Executive Officer replacing Mr. E. Jankowski in those positions. Mr. E Jankowski remains an employee of the Company along with his service on as the Chairman of the Board of Directors.

         The table below provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1999 to each of the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                   INDIVIDUAL GRANTS
                                         NUMBER OF SECURITIES  PERCENT OF TOTAL OPTIONS    EXERCISE
                                          UNDERLYING OPTIONS      GRANTED TO EMPLOYEES       PRICE     EXPIRATION
            NAME                             GRANTED(#)(1)             IN 1999             ($/SHARE)      DATE
-----------------------------------      --------------------  ------------------------    ---------   ----------
Edward Jankowski ..................              20,000                 6.5%                $  2.44    01/04/2009

David T. Ledwell ..................              60,000                19.4%                $  9.81    09/07/2009

Peter A. Jankowski ................              22,500                 7.3%                $  2.44    01/04/2009

Jonathan C. Lupia .................               5,000                 1.6%                $  2.44    01/04/2009

Timothy S. Whitehead...............               5,000                 1.6%                $  2.44    01/04/2009

F. James Price ....................              10,000                 3.2%                $  2.44    01/04/2009

----------------------
(1) The Company granted options to purchase a total of 309,050 shares of Common Stock during the fiscal year ended December 31, 1999.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

         The following table sets forth, for each of the Named Executive Officers, the options exercised during the fiscal year ended December 31, 1999 and the year-end value of unexercised options as of December 31, 1999:

                                                                     NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                    SHARES                          UNDERLYING UNEXERCISED                IN-THE-MONEY
                                   ACQUIRED         VALUE            OPTIONS AT FY-END(#):           OPTIONS AT FY-END($)(2):
                                  ON EXERCISE      REALIZED
           NAME                       (#)           ($)(1)        EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
--------------------------        -----------     ----------      -----------   -------------      -----------    -------------
Edward Jankowski .........          147,999       $  904,304           10,000         140,000       $  177,800       $2,314,807

David T. Ledwell .........             --               --               --            60,000             --         $  596,400

Peter A. Jankowski .......             --               --            126,750          32,500       $2,110,409       $  563,486

Jonathan C. Lupia ........             --               --             85,500          34,500       $1,447,393       $  611,618

Timothy S. Whitehead......           30,000       $  625,546           38,750          13,250       $  638,738       $  227,743

F. James Price ...........             --               --             48,750          13,750       $  794,983       $  236,153

----------------------
(1) Market value of underlying securities on date of exercise, minus the exercise or base price.

(2) Represents the Nasdaq National Market closing price for the Company's Common Stock of $19.75 per share on December 31, 1999 minus the exercise price of the options multiplied by the number of shares subject to the option. All of the options listed above were issued at exercise prices ranging from $1.50 to $9.81.

DIRECTOR COMPENSATION

         Directors do not typically receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for their expenses in attending out-of-town meetings. In November 1999, the Board of Directors authorized a one-time payment of $49,500 to George Duffy, upon his resignation as a Company Director, in recognition of his long-time standing as a Director and his valuable contributions over the years. The Company's Director Option Plan (the "Director Plan") was approved by the Board of Directors in March 1995 and by the stockholders in May 1995. A total of 100,000 shares have been reserved for issuance thereunder. Under the Director Option Plan as currently in effect, a non-employee Chairman of the Board automatically receives options for 10,000 shares of the Company's Common Stock upon such individual's reelection to the Board of Directors, and each non-employee director automatically receives options for 5,000 shares of the Company's Common Stock upon each such individual's reelection to the Board of Directors. On May 24, 1999, Messrs. Colonna, Duffy, Stevens and Wilger each received options for 5,000 shares of the Company's Common Stock, all such options having an exercise price of $10.63 per share.

EMPLOYMENT AGREEMENTS

         The Company plans to enter into Employment Agreements with Messrs. Ledwell, P. Jankowski and Lupia in connection with the Company's Merger Agreement with Comverse (see "Recent Development" in Item 1). Under the terms of the Merger Agreement, such Employment Agreements must be entered into prior to the merger's closing date. The terms of such Employment Agreements are under negotiation. The Company has no other Employment Agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 15, 2000 (except as noted) certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) each of the Named Executive Officers, (iii) each beneficial owner of more than 5% of the Company's outstanding Common Stock and (iv) all directors, executive officers and 5% holders as a group. Except as indicated in the footnotes to this table, the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                                       APPROXIMATE
                                                            SHARES OF COMMON STOCK      PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                         BENEFICIALLY OWNED(2)      OWNERSHIP
Comverse Technology, Inc. ................................       2,168,481(3)            35.14%
   170 Crossways Park Drive
   Woodbury, New York 11797

Edward Jankowski(1) ......................................         760,133(4)            14.69%

David T. Ledwell(1) ......................................           2,000                 *

Peter A. Jankowski(1) ....................................         338,866(4)             6.42%

Jonathan C. Lupia(1) .....................................         107,000(4)             2.04%

Timothy S. Whitehead(1) ..................................          71,414(4)             1.37%

F. James Price(1) ........................................          79,200(4)             1.52%

C. Rodney Wilger(1) ......................................         126,068(4)(5)          2.43%

Donald W. Stevens(1) .....................................          27,800(4)              *

Louis E. Colonna(1) ......................................           3,750(4)              *


Donald R. Price(1) .......................................            --                   --

All directors, executive officers and 5% stockholders as a       2,558,731(4)            39.00%
   group (11 persons)

------------------------
*    Less than 1%.

(1) The address for Mssrs. E. Jankowski, Ledwell, P. Jankowski, Lupia, Whitehead, F.J. Price, Wilger, Stevens, Colonna and D. Price is c/o Loronix Information Systems, Inc., 820 Airport Road, Durango, Colorado 81301.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2000 are deemed to be beneficially owned by the person holding such option or warrant for computing the percentage ownership of such person, but are not treated as outstanding for computing the percentage of any other person.

(3) Includes the following: (i) 1,020,000 shares of the Common Stock of the Company that Comverse has the option to purchase upon the happening of specific events, none of which has occurred as of March 15, 2000, pursuant to a Stock Option Agreement dated March 5, 2000; (ii) 1,125,981 shares of Common Stock owned by officers and directors of the Company with whom Comverse has entered into voting agreements (strictly in their capacities as stockholders and not as directors or officers of the Company); and (iii) 22,500 shares of Common Stock owned by Comverse and purchased in the open market. Pursuant to the Voting Agreements referred to in clause (ii) above, Comverse may be deemed to have shared voting power with respect to the shares to which the Voting Agreements pertain. Each stockholder has agreed to vote or cause to be voted all shares of Common Stock held of record or beneficially owned by him (whether currently owned or thereafter acquired) in favor of the merger with Comverse and the adoption of the Merger Agreement, and not to sell, transfer, pledge, encumber, assign or otherwise dispose of any of his shares of Common Stock. Nothing contained herein shall be deemed to be an admission by Comverse as to the beneficial ownership of any Common Stock (other than the 22,500 shares referred to in clause (iii) above), and Comverse disclaims beneficial ownership of the shares referred to in clauses (i) and (ii) above. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, the shares referred to in clause
         (i) above are also deemed to be outstanding for the purpose of computing the percentage of Comverse's beneficial ownership of the Common Stock. See "Recent Development" in Item 1 for further information with respect to the transactions contemplated by the Merger Agreement, upon consummation of which Comverse would gain control of the Company.

(4) Includes the following numbers of shares which are exercisable within 60 days of March 15, 2000: for Mr. E. Jankowski, 25,000; for Mr. P. Jankowski, 131,250; for Mr. Lupia, 90,000; for Mr. Whitehead, 43,250; for Mr. F.J. Price, 54,500; for Mr. Wilger, 37,500; for Mr. Stevens, 5,000; for Mr. Colonna, 3,750; and for all directors and executive officers, 390,250.

(5) Includes 36,476 and 45,592 shares of Common Stock owned of record by Serendipity, Inc. and the Wilger Profit Sharing Fund, respectively, both of which are under the control of Mr. Wilger.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has from time to time made non-interest bearing loans to certain of its officers and directors. As of December 31, 1999, the outstanding amounts of such loans were: Mr. E. Jankowski (Director), $102,878; Mr. P. Jankowski (Chief Technical Officer and Vice President of Marketing and Sales), $69,000; Mr. Lupia (Chief Financial Officer, Chief Operating Officer and Secretary), $7,000, and Mr. F.J. Price (Vice President), $5,993. These loans have no stated maturity date. In January 2000, Messrs. E. Jankowski, Lupia and F.J. Price paid down their loans by $20,000, $7,000 and $5,052, respectively.

         The Company also has notes receivable in an aggregate amount of $97,875 from Mr. Lupia which were received in exchange for the issuance of Common Stock. These notes are secured by the underlying Common Stock, accrue interest annually at rates of 4.0% and 5.34% each, and mature on December 31, 2000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       EXHIBITS

                  3.1 (1)    Articles of Incorporation of Registrant, as amended to date.
                  3.3 (2)    Bylaws of Registrant, as amended to date.
                  4.1 (3)    Specimen Common Stock Certificate of Registrant.
                  10.1 (4)   1992 Stock Option Plan of Registrant.
                  10.2 (5)   1995 Directors Option Plan of the Registrant.
                  10.3 (6)   Preferred Shares Rights Agreement between American Stock Transfer and Trust and the Company dated
                             January 9, 1997.
                  10.4 (7)   1999 Non-Statutory Stock Option Plan of Registrant.
                  10.5 (8)   Agreement and Plan of Merger between Comverse Technology, Inc. and the Company dated March 5, 2000.
                  10.6 (9)   Stock Option Agreement between Comverse Technology, Inc. and the Company dated March 5, 2000.
                  10.7 (10)  Form of Voting Agreement with the Loronix Stockholders
                  10.8       Amendment to Preferred Shares Rights Agreement, dated March 5, 2000.
                  21.1       Subsidiaries of the Registrant
                  23.1       Independent Auditors' Consent
                  24.1       Power of attorney (see page 22)
                  27.1       Financial data schedule for the year ended December 31, 1999

                  ------------------------------------------------------------
                  (1) Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-QSB filed on November 11, 1994.

                  (2) Incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-QSB filed on November 11, 1994.

                  (3) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form SB-2 filed on June 9, 1994, as amended.

                  (4) Incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form SB-2 filed on June 9, 1994, as amended.

                  (5) Incorporated by reference to the Registrant's definitive Proxy Materials filed on April 22, 1995.

                  (6) Incorporated by reference to Exhibit 1 filed in connection with the Registrant's Form 8-A which was filed on January 13, 1997.

                  (7) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed on April 22, 1995.

                  (8) Incorporated by reference to Exhibit 3 to Comverse Technology, Inc.'s Schedule 13D filed on March 14, 2000.

                  (9) Incorporated by reference to Exhibit 1 filed to Comverse Technology, Inc.'s Schedule 13D filed on March 14, 2000.

                  (10) Incorporated by reference to Exhibit 2 filed to Comverse Technology, Inc.'s Schedule 13D filed on March 14, 2000.

        (b)      Reports on Form 8-K

                 None


         [The remainder of this page has been left blank intentionally]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LORONIX INFORMATION SYSTEMS, INC.

                                  By:  /s/ Jonathan C. Lupia
                                       -------------------------------
                                       Jonathan C. Lupia
                                       Chief Financial Officer, Chief Operating
                                       Officer, and Secretary

Date:  March 28, 2000

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

By:  /s/ David T. Ledwell                             Date:  March 28, 2000
     ---------------------------------------
     David T. Ledwell, President and
         Chief Executive Officer

By:  /s/ Jonathan C. Lupia                            Date:  March 28, 2000
     ---------------------------------------
     Jonathan C. Lupia, Chief Financial Officer,
         Chief Operating Officer, and Secretary

By:  /s/ Edward Jankowski                             Date:  March 28, 2000
     ---------------------------------------
     Edward Jankowski, Chairman of the Board

By:  /s/ Donald R. Price                              Date:  March 28, 2000
     ---------------------------------------
     Donald R. Price, Director

By:  /s/ Rodney Wilger                                Date:  March 28, 2000
     ---------------------------------------
     C. Rodney Wilger, Director

By:  /s/ Donald W. Stevens                            Date:  March 28, 2000
     ---------------------------------------
     Donald W. Stevens, Director

By:  /s/ Louis E. Colonna                             Date:  March 28, 2000
     ---------------------------------------
     Louis E. Colonna, Director

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

             Independent Auditors' Report                                  F-2

             Consolidated Balance Sheet at December 31, 1999               F-3

             Consolidated Statements of Operations for the years ended
                December 31, 1999 and 1998                                 F-4

             Consolidated Statements of Stockholders' Equity for
                the years ended December 31, 1999 and 1998                 F-5

             Consolidated Statements of Cash Flows for the years ended
                December 31, 1999 and 1998                                 F-6

             Notes to Consolidated Financial Statements                    F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Loronix Information Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Loronix Information Systems, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loronix Information Systems, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ KPMG LLP



San Diego, California
January 28, 2000,
except as to Note 12, which is
   as of March 5, 2000

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                                December 31, 1999


                                 ASSETS (NOTE 5)

Current assets:
     Cash and cash equivalents                                                          $  3,897,429
     Accounts receivable:
        Trade, net of allowance for doubtful accounts of $627,946 (note 2)                 6,720,693
        Officers and employees                                                               125,497
     Inventory                                                                             4,075,502
     Prepaid expenses and other assets                                                       306,017
     Notes receivable, related parties (note 4)                                              107,454
                                                                                        ------------
                 Total current assets                                                     15,232,592

Property and equipment, net (note 3)                                                       4,204,172
Capitalized software costs, net of accumulated amortization of $1,747,713                    916,414
Accounts receivable - officers and employees                                                   5,121
Deposits and other assets                                                                     22,296
                                                                                        ------------

                 Total assets                                                           $ 20,380,595
                                                                                        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt (note 5)                                    $     83,248
     Accounts payable                                                                      2,472,196
     Customer deposits                                                                       605,862
     Litigation settlement payable                                                           450,000
     Accrued liabilities                                                                     590,469
     Accrued warranty                                                                        487,600
     Accrued bonuses                                                                         432,000
     Accrued commissions                                                                     633,000
                                                                                        ------------

                 Total current liabilities                                                 5,754,375

Long-term debt, excluding current installments (note 5)                                    1,224,984
                                                                                        ------------

                 Total liabilities                                                         6,979,359
                                                                                        ------------

Stockholders' equity (note 7):
     Preferred stock, $.001 par value.  Authorized 2,000,000 shares; no
        shares issued and outstanding                                                           --
     Common stock, $.001 par value.  Authorized 20,000,000 shares;
        issued and outstanding 5,075,038 shares                                                5,075
     Additional paid-in capital                                                           16,619,769
     Notes receivable from stockholder (note 4)                                              (97,875)
     Accumulated deficit                                                                  (3,125,733)
                                                                                        ------------

                 Total stockholders' equity                                               13,401,236

Commitments and contingencies (notes 9 and 11)
                                                                                        ------------

                 Total liabilities and stockholders' equity                             $ 20,380,595
                                                                                        ============


See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                     Years ended December 31, 1999 and 1998

                                                              1999               1998
                                                         ------------       ------------
Systems and supplies revenue (note 2)                    $ 37,477,368         12,710,871
                                                         ------------       ------------
Costs and expenses:
     Cost of systems, supplies and maintenance             20,301,441          6,816,573
     Operations and customer support                        2,644,985          1,606,021
     Selling, general and administrative                    9,016,276          5,121,269
     Research and development                               1,684,100          1,381,231
     Patent litigation settlement                             900,000               --
                                                         ------------       ------------
                 Total costs and expenses                  34,546,802         14,925,094
                                                         ------------       ------------
                 Income (loss) from operations              2,930,566         (2,214,223)
                                                         ------------       ------------
Other income (expense):
     Interest income                                          181,918            142,439
     Interest expense                                        (112,913)           (75,453)
     Other income (expense), net                                7,333            (14,342)
                                                         ------------       ------------
                 Other income                                  76,338             52,644
                                                         ------------       ------------
                 Income (loss) before income taxes          3,006,904         (2,161,579)

Income tax expense (note 6)                                  (121,192)              (800)
                                                         ------------       ------------
                 Net income (loss)                       $  2,885,712         (2,162,379)
                                                         ============       ============
Basic net income (loss) per share                        $       0.59              (0.47)
                                                         ============       ============
Weighted-average shares outstanding - basic                 4,859,359          4,646,549
                                                         ============       ============
Diluted net income (loss) per share                      $       0.52              (0.47)
                                                         ============       ============
Weighted-average shares outstanding - diluted               5,515,647          4,646,549
                                                         ============       ============

See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1999 and 1998

                                          COMMON STOCK,                                  NOTES
                                         $.001 PAR VALUE            ADDITIONAL        RECEIVABLE                           TOTAL
                                    ---------------------------       PAID-IN            FROM          ACCUMULATED     STOCKHOLDERS'
                                      SHARES          AMOUNT          CAPITAL        STOCKHOLDERS        DEFICIT           EQUITY
                                    -----------     -----------     -----------      ------------      -----------     -------------
Balances at December 31, 1997          4,646,186     $     4,646      15,197,362        (147,883)      (3,849,066)      11,205,059

Exercise of common stock options             650               1           1,813            --               --              1,814

Net loss                                    --              --              --              --         (2,162,379)      (2,162,379)
                                     -----------     -----------     -----------     -----------      -----------      -----------

Balances at December 31, 1998          4,646,836           4,647      15,199,175        (147,883)      (6,011,445)       9,044,494

Exercise of common stock options
     (note 7)                            406,148             406       1,374,343            --               --          1,374,749

Net exercise of common stock
     warrant (note 7)                     22,054              22             (22)           --               --               --

Payment on note receivable from
     stockholder                            --              --              --            50,008             --             50,008

Tax benefit related to stock
     options                                --              --            46,273            --               --             46,273

Net income                                  --              --              --              --          2,885,712        2,885,712
                                     -----------     -----------     -----------     -----------      -----------      -----------

Balances at December 31, 1999          5,075,038     $     5,075      16,619,769         (97,875)      (3,125,733)      13,401,236
                                     ===========     ===========     ===========     ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1999 and 1998

                                                                                  1999               1998
                                                                              -----------        -----------
Cash flows from operating activities:
     Net income (loss)                                                        $ 2,885,712         (2,162,379)
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
           Depreciation and amortization                                        1,495,962          1,233,989
           Loss on disposal of capital equipment and software                      36,175             14,538
           Loss on foreign currency exchange                                        4,898             27,015
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable, net                  (4,295,315)           167,901
              Increase in inventory                                            (2,405,776)          (612,115)
              (Increase) decrease in prepaid expenses and other assets           (114,838)           749,941
              Decrease in deposits and other assets                                14,179              6,332
              Increase (decrease) in accounts payable                           1,787,111           (169,449)
              Increase in accrued liabilities and other accruals                2,693,571             30,274
                                                                              -----------        -----------
                    Net cash provided by (used in) operating activities         2,101,679           (713,953)
                                                                              -----------        -----------

Cash flows from investing activities:
     Capital expenditures                                                        (864,771)          (970,469)
     Proceeds from disposal of capital equipment                                   56,889             11,463
     (Increase) decrease in notes receivable                                      (30,549)            58,610
     Capitalized software                                                        (554,386)          (551,462)
                                                                              -----------        -----------

                    Net cash used in investing activities                      (1,392,817)        (1,451,858)
                                                                              -----------        -----------

Cash flows from financing activities:
     Proceeds from bank borrowings                                                231,988            500,000
     Payments on bank borrowings                                                  (84,454)           (30,877)
     Payments on capital lease                                                     (8,983)           (13,991)
     Repayments of borrowings by stockholder                                       50,008               --
     Proceeds from exercise of stock options                                    1,374,749              1,814
                                                                              -----------        -----------

                    Net cash provided by financing activities                   1,563,308            456,946
                                                                              -----------        -----------

                    Net increase (decrease) in cash and cash equivalents        2,272,170         (1,708,865)

Cash and cash equivalents, beginning of year                                    1,625,259          3,334,124
                                                                              -----------        -----------

Cash and cash equivalents, end of year                                        $ 3,897,429          1,625,259
                                                                              ===========        ===========

Supplemental cash flow information:
     Interest paid                                                            $   112,913             75,453
                                                                              ===========        ===========
     Income taxes paid                                                        $    88,592                800
                                                                              ===========        ===========

Noncash activities:
     In 1999, the Company transferred inventory valued at $255,325 to property and equipment.
     In 1998, the Company transferred inventory valued at $198,113 to property and equipment.
     In 1999, the Company recognized a $46,273 tax benefit related to stock options.

See accompanying notes to consolidated financial statements.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

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

       (e)    INVENTORY

              Inventory consists primarily of computer related components and finished goods and is stated at the lower of cost or market value. Cost is determined by the average cost method which approximates the first-in, first-out (FIFO) method.

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

       (g)    CAPITALIZED SOFTWARE COSTS

              The Company has capitalized costs related to the development of certain software products which are a component of the Company's digital identification and CCTV video management surveillance products. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED,

                                      F-7                            (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

              capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual-product basis using the greater of the straight-line method over a three-year useful life or the ratio that current product revenue bears to the total of actual and anticipated revenue for the product. Amortization expense for the years ended December 31, 1999 and 1998 was $550,127 and $419,474, respectively.

       (h)    RESEARCH AND DEVELOPMENT EXPENSES

              Expenditures for research and development costs are expensed in the year incurred. In 1999 and 1998, the Company recorded expenses, net of capitalized software costs, of $1,684,100 and $1,381,231, respectively.

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

       (j)    BASIC AND DILUTED LOSS PER COMMON SHARE

              The weighted average number of common shares outstanding used in computing basic earnings per share (EPS) was 4,859,359 and 4,646,549 for the years ended December 31, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options totaling approximately 27,250 shares and options and warrants totaling approximately 1,450,473 shares were excluded from the diluted net income (loss) calculation for the years ended December 31, 1999 and 1998, respectively, as their effect is antidilutive.

       (k)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short maturity of these instruments. For the notes receivable, related parties and notes receivable from stockholders, a reasonable estimate of fair value is not practicable due to the inherent difficulty of evaluating the related party relationship and timing of payments. The carrying amount reported for long-term debt approximates its fair value because the underlying instruments bear interest at rates that are comparable to current rates offered to the Company for similar debt instruments.

                                      F-8                            (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

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

       (n)    COMPREHENSIVE INCOME

              As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
              130). SFAS 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. The adoption of SFAS 130 did not have an impact on the Company, as the Company's net income (loss) is the same as comprehensive income (loss) for the years ended December 31, 1999 and 1998, respectively.

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

       (p)    RECLASSIFICATIONS

              Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

                                      F-9                            (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

(2)    BUSINESS CONCENTRATION

       For the year ended December 31, 1999, the Company had sales of CCTVware products to two customers which accounted for 29% and 22% of total revenue, respectively. Outstanding receivables from these same customers accounted for 15% and 1% of trade accounts receivable at December 31, 1999, respectively. For the year ended December 31, 1998, the Company had sales of CCTVware products to one customer which accounted for 38% of total revenue.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following as of December 31, 1999:

                      Land                                               $    225,977
                      Building                                              1,217,720
                      Machinery and equipment and third-party software      4,721,644
                      Office equipment and furniture                          378,952
                      Airplane                                                772,400
                      Automobiles                                              16,652
                      Construction in progress                                231,987
                                                                          ------------

                                                                            7,565,332
                      Less accumulated depreciation and amortization       (3,361,160)
                                                                          ------------

                                    Total                                $  4,204,172
                                                                          ============

(4)    NOTES RECEIVABLE, RELATED PARTIES

       In November and December 1996, the Company granted to various officers, directors and an executive, advances for the purchase of automobiles in exchange for promissory notes. The promissory notes had an outstanding balance of $38,454 as of December 31, 1999. In addition, the Company has outstanding receivables of $199,618 at December 31, 1999 from various officers, directors and employees for general advances and loans.

       The Company also has two notes receivable from a stockholder which were received in exchange for the issuance of common stock. These notes are secured by the underlying common stock, accrue interest annually at 4.00% and 5.34% and mature on December 31, 2000.












                                      F-10                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

(5)    LONG-TERM DEBT

       Long-term debt at December 31, 1999 consists of the following:

                  9.5% mortgage note payable to bank due in monthly installments with a final payment of $562,055 due at maturity in 2002.
                      The note is secured by substantially all of the Company's
                      assets                                                                    $             645,182
                  8.5% note payable to bank due in monthly installments through maturity in 2001. The note is secured by the Company's
                      airplane                                                                                431,062
                  9% construction note payable that matures April 14, 2000. Interest-only payments are due in monthly installments.  The note is
                      collateralized with (i) a first deed of trust or mortgage to the property together with all water, well, ditch and reservoir rights,
                      (ii) an assignment of all leases, rents, issues and profits, and
                      (iii) a first security lien on all fixtures, water and sewer taps, and all other real or personal property, both tangible and
                      intangible, located at or to be located at property                                     231,988
                                                                                                ---------------------

                                                                                                            1,308,232
                  Less current portion                                                                        (83,248)
                                                                                                ---------------------

                                Long-term debt, net of current portion                          $           1,224,984
                                                                                                =====================

       Aggregate maturities of the notes payable for the periods subsequent to December 31, 1999 consist of the following:

                                Year ending December 31:
                                    2000                      $   83,248
                                    2001                         406,640
                                    2002                          33,660
                                    2003                          36,817
                                    2004                          40,271
                                    Thereafter                   707,596
                                                              ----------

                                                              $1,308,232
                                                              ==========

       On July 31, 1997, the Company entered into a loan agreement with a lending institution. The loan agreement includes a mortgage note, as well as a line of credit agreement under which the Company may borrow up to $1,000,000. Interest on amounts outstanding under the line of credit agreement accrues at the bank's prime rate plus one point (9.5% at December 31, 1999). At December 31, 1999, no amounts were outstanding under the line of credit agreement. The loan agreement contains restrictive covenants, which include restrictions on working capital, tangible net worth, cash flow, the payment of dividends and capital expenditures.

                                      F-11                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       On October 14, 1999, the Company entered into a restated loan agreement which replaces all prior loan agreements between the lending institution and the Company. This restated loan agreement includes a six-month construction loan for its new 20,000 square-foot facility, the terms of which provide a credit commitment of $800,000 and 9% interest-only payments due monthly beginning November 1999. Upon completion of the facility, the Company will convert the construction loan and the mortgage note payable into a commercial real estate loan, with monthly principal and interest payments due using a 15-year amortization schedule and a balloon payment at the end of 5 years. Interest on amounts outstanding under the commercial real estate loan will accrue at the bank's prime rate at the time of closing plus 0.75%. The restated loan agreement contains restrictive covenants, which include restrictions on working capital, tangible net worth, cash flow, the payment of dividends and capital expenditures.

(6)    INCOME TAXES

       The current year income tax expense (benefit) consists of the following at December 31, 1999 and 1998:

                                 1999                           1998
                               ---------                     ---------
Current:
    Federal                    $ 170,492                          --
    State                          7,400                           800
                               ---------                     ---------

                                 177,892                           800
                               ---------                     ---------
Deferred:
    Federal                      (49,300)                         --
    State                         (7,400)                         --
                               ---------                     ---------

                                 (56,700)                         --
                               ---------                     ---------

                               $ 121,192                           800
                               =========                     =========

       Income tax expense (benefit) for the years ended December 31, 1999 and 1998 differs from the amount computed by applying the federal statutory rate of 34% as follows:

                                             1999               1998
                                          -----------        -----------
Computed at federal statutory rate        $ 1,054,300           (734,900)
State tax                                     112,300            (29,900)
Change in the valuation allowance          (1,180,800)           866,200
Nondeductible expenses, net                   135,392             90,300
General business credits                         --             (190,900)
                                          -----------        -----------

                                          $   121,192                800
                                          ===========        ===========

                                      F-12                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 are as follows:

                     Deferred tax assets:
                         Net operating loss carryforwards                                          $          645,100
                         Research and experimentation credits                                                 425,200
                         Alternative minimum tax credits                                                       83,800
                         Accounts receivable principally due to the allowance for doubtful
                           accounts                                                                           241,100
                         Inventory                                                                             95,900
                         Other - accrued expenses                                                             531,500
                                                                                                   -------------------

                                   Total gross deferred tax assets                                          2,022,600

                         Valuation allowance                                                               (1,451,800)
                                                                                                   -------------------

                                   Net deferred tax assets                                                    570,800
                                                                                                   -------------------

                     Deferred tax liabilities:
                         Depreciation                                                                         248,800
                         Software development costs                                                           322,000
                                                                                                   -------------------

                                   Total deferred tax liabilities                                             570,800
                                                                                                   -------------------

                                   Net deferred income taxes                                       $              -
                                                                                                   ===================

       In 1999, the Company recognized a decrease in the valuation allowance of $372,900. Based upon the level of historical taxable income and projections for future taxable income including tax deductions related to stock options over the periods which the deferred tax assets are deductible, management has provided a full valuation allowance for the net deferred tax assets as of December 31, 1999. The Company has net operating loss carryforwards for federal tax reporting purposes, which amounted to approximately $1,633,000 as of December 31, 1999, which begin to expire in 2012. Additionally, the Company has research and development credits for federal tax reporting purposes amounting to $425,200, which begin to expire in 2006, and alternative minimum tax credits of $83,800, which have no expiration date.

       The tax benefits associated with the exercise of nonqualified stock options and the disqualifying disposition of stock acquired with incentive stock options reduced federal taxes payable by $46,300 in 1999. Such benefits were recorded as an increase to additional paid-in capital.

(7)    STOCKHOLDERS' EQUITY

       On January 13, 1997, the Company announced the declaration of a dividend distribution to occur on March 14, 1997 of one preferred share purchase right for each outstanding share of the Company's common stock. Each right entitles stockholders of record on March 14, 1997 to buy one share of the Company's Series A participating preferred stock at an exercise price of $22. The rights will become exercisable following the tenth day after the announcement of acquisition of, or tender offer resulting in, ownership of 15% or more of the Company's common stock. Prior to the tenth day following the

                                      F-13                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       announcement, the Company is entitled to redeem the rights at $0.01 per right. The rights are designed to assure that Loronix stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other tactics to gain control of Loronix without paying all stockholders the fair value of their shares. The rights will expire on March 14, 2007.

       (a)    COMMON STOCK WARRANTS

              During 1993 and 1994, the Company issued warrants to purchase shares of common stock. On August 16, 1999, the warrants were exercised through a cashless exercise.

       (b)    STOCK OPTION PLANS

              In 1992, the Company established a Stock Option Plan (the 1992
              Plan) for employees and consultants. Options granted under the 1992 Plan may be incentive stock options (ISOs) or nonstatutory stock options (NSOs). The 1992 Plan was amended in 1996, and the maximum number of shares of common stock which may be optioned and sold under the 1992 Plan is 1,300,000. Options have a term of up to ten years, and generally become exercisable over a four-year period beginning one year from the date of grant at a price per share equal to the fair market value on the date of grant.

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

              In 1999, the Company adopted a Non-Statutory Stock Option Plan (the 1999 Plan). A total of 200,000 shares of common stock are reserved for issuance to employees and consultants. Options under the 1999 Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over four years.




                                      F-14                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

              ISO and NSO option activity from 1997 through 1999 is as follows:

                                                                                                                WEIGHTED-AVERAGE
                                                                                  RANGE OF EXERCISE                  EXERCISE
                                                                  SHARES                PRICES                         PRICE
                                                            --------------------  -------------------          -------------------
             ISO options:
                 Outstanding at December 31, 1997                       462,343     $ 1.19 - 6.00                       3.23
                 Granted                                                211,400       1.50 - 3.00                       2.08
                 Exercised                                                 (650)      2.66 - 2.88                       2.79
                 Canceled                                               (45,125)      1.19 - 4.88                       2.74
                                                            --------------------
                 Outstanding at December 31, 1998                       627,968       1.50 - 6.00                       2.88

                 Granted                                                167,424       2.44 - 11.69                      5.38
                 Exercised                                             (138,643)      1.69 - 4.88                       3.15
                 Canceled                                               (78,425)      1.75 - 9.94                       3.01
                                                            --------------------
                 Outstanding at December 31, 1999                       578,324       1.50 - 11.69                      3.52
                                                            ====================   ===================    ===================

                 Exercisable at December 31, 1998                       288,643     $ 1.88 - 6.00                       3.38
                                                            ====================   ===================    ===================

                 Exercisable at December 31, 1999                       263,649     $ 1.50 - 6.00                       3.16
                                                            ====================   ===================    ===================

                                                                                                                WEIGHTED-AVERAGE
                                                                                  RANGE OF EXERCISE                  EXERCISE
                                                                  SHARES                PRICES                         PRICE
                                                            --------------------  -------------------          -------------------
             NSO options:
                 Outstanding at December 31, 1997                       559,505     $ 3.06 - 5.10                       3.63
                 Granted                                                 43,000       1.50 - 2.00                       1.77
                 Canceled                                               (20,000)      5.10 - 5.10                       5.10
                                                            --------------------
                 Outstanding at December 31, 1998                       582,505       1.50 - 5.10                       3.44

                 Granted                                                161,626       2.44 - 26.25                      8.84
                 Exercised                                             (267,505)      1.50 - 5.10                       3.51
                 Canceled                                               (13,500)      2.75 - 10.63                      6.34
                                                            --------------------
                 Outstanding at December 31, 1999                       463,126       1.50 - 26.25                      5.23
                                                            ====================   ===================    ===================

                 Exercisable at December 31, 1998                       387,505     $ 2.00 - 5.10                       3.52
                                                            ====================   ===================    ===================

                 Exercisable at December 31, 1999                       158,750     $ 2.75 - 4.88                       3.48
                                                            ====================   ===================    ===================


                                      F-15                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

              As of December 31, 1999, the range of exercise prices and weighted-average remaining contractual lives of ISO and NSO options outstanding was $1.50 - $11.69 and 7.2 years, and $1.50 - $26.25 and 6.9 years, respectively. The following is a summary of stock options outstanding at December 31, 1999:

                                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  -----------------------------------------------------  ------------------------------------
                                                      WEIGHTED-AVERAGE
                  RANGE OF                               REMAINING     WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
                  EXERCISE             NUMBER           CONTRACTUAL       EXERCISE             NUMBER           EXERCISE
                   PRICES            OUTSTANDING            LIFE            PRICE            EXERCISABLE          PRICE
              ---------------      ----------------   ---------------- ----------------   ----------------   ----------------
             $    1.00 - 5.00              847,700                6.5  $          3.06            414,899 $             3.23
                  5.01 - 10.00             165,500                9.4             8.89              7,500               6.00
                 10.01 - 15.00              21,750                9.4            11.12               -              -
                 15.01 - 20.00               1,500                9.8            16.99               -              -
                 20.01 - 25.00               1,750                9.9            22.90               -              -
                 25.01 - 30.00               3,250                9.8            25.39               -              -
                                   ----------------   ---------------- ----------------   ----------------

                                         1,041,450                7.0             4.28            422,399
                                   ================   ================ ================   ================

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

                                                                 1999                                     1998
                                                 -------------------------------------   ------------------------------------
                                                   AS REPORTED          PRO FORMA           AS REPORTED         PRO FORMA
                                                 -----------------   -----------------   ------------------   ---------------
             Net income (loss)                   $      2,885,712           2,500,085          (2,162,379)       (2,654,717)
             Basic net income (loss) per
                 share                                        .59                 .51                (.47)             (.57)
             Diluted net income (loss) per
                 share                                        .52                 .45                (.47)             (.57)
                                                 =================   =================   ==================   ===============

              Pro forma net loss reflects only options granted after 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years, and compensation cost for options granted prior to January 1, 1996 is not considered.

              The per share weighted-average fair value of ISO and NSO stock options granted during 1999 and 1998, at an exercise price equal to the fair market value on the date of grant, was $5.05 and $1.43, respectively, using the Black-Scholes option-pricing model. The following weighted-average

                                      F-16                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

              assumptions were used for 1999 and 1998 grants: expected dividend yield of 0%, risk-free interest rate of 5.5%, expected life of four years, and expected volatility of 93% and 91%, respectively.

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

       The Company's CCTVware products permit the digital recording and storage of CCTV video that eliminates the need for video tapes and video cassette recorders in surveillance environments and enables high-speed access and retrieval of stored video. The Company's ID products can record and store digital images in computer databases, transmit such images to other control systems or printers, and retrieve, reproduce and manipulate these images in a variety of ways. ID products are used to provide positive identification and verification of an individual's identity for access control, security, retail point-of-sale and other control systems.






















                                      F-17                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       The Company's reportable segment financial data is as follows:

                           PRODUCTS                  CCTVWARE             ID                TOTAL
-----------------------------------------------     -----------       -----------        -----------
  1999:
    Sales                                           $35,252,582         2,224,786         37,477,368
    Cost of goods sold                               19,022,457         1,278,984         20,301,441
                                                    -----------       -----------        -----------

              Segment gross margin                  $16,230,125           945,802         17,175,927
                                                    ===========       ===========        ===========

    Segment gross margin %                                46.04%            42.51%             45.83%
                                                    ===========       ===========        ===========

    Additions to capitalized software               $   509,426            44,960            554,386
                                                    ===========       ===========        ===========

    Write-off of capitalized software               $   123,422               --             123,422
                                                    ===========       ===========        ===========

    Software amortization                           $   456,431            93,696            550,127
                                                    ===========       ===========        ===========

    Loss on write-off of capitalized software       $    42,794               --              42,794
                                                    ===========       ===========        ===========

    Capitalized software                            $ 1,658,138         1,005,988          2,664,126
    Accumulated amortization                            844,295           903,417          1,747,712
                                                    -----------       -----------        -----------

              Net book value of capitalized
                software costs                      $   813,843           102,571            916,414
                                                    ===========       ===========        ===========

  1998:
    Sales                                           $10,711,412         1,999,459         12,710,871
    Cost of goods sold                                5,785,300         1,031,273          6,816,573
                                                    -----------       -----------        -----------

              Segment gross margin                  $ 4,926,112           968,186          5,894,298
                                                    ===========       ===========        ===========

    Segment gross margin %                                45.99%            48.42%             46.37%
                                                    ===========       ===========        ===========

    Additions to capitalized software               $   518,734            32,728            551,462
                                                    ===========       ===========        ===========

    Software amortization                           $   307,432           112,042            419,474
                                                    ===========       ===========        ===========

    Capitalized software                            $ 1,272,134           961,028          2,233,162
    Accumulated amortization                            468,493           809,720          1,278,213
                                                    -----------       -----------        -----------

              Net book value of capitalized
                software costs                      $   803,641           151,308            954,949
                                                    ===========       ===========        ===========

                                      F-18                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

       The Company's areas of operations are principally in the United States and the United Kingdom as follows:

                                                                   UNITED
                                             UNITED STATES         KINGDOM            TOTAL
                                              -----------        -----------       -----------
      1999:
          Sales                               $36,329,024          1,148,344        37,477,368
          Cost of goods sold                   19,605,268            696,173        20,301,441
                                              -----------        -----------       -----------

                    Gross margin              $16,723,756            452,171        17,175,927
                                              ===========        ===========       ===========

          Gross margin %                            46.03%             39.38%            45.83%
                                              ===========        ===========       ===========

          Depreciation and amortization       $ 1,433,072             62,890         1,495,962
                                              ===========        ===========       ===========

          Capital expenditures                $   801,571             63,200           864,771
                                              ===========        ===========       ===========

          Total assets                        $19,748,807            631,788        20,380,595
                                              ===========        ===========       ===========

      1998:
          Sales                               $12,039,426            671,445        12,710,871
          Cost of goods sold                    6,459,838            356,735         6,816,573
                                              -----------        -----------       -----------

                    Gross margin              $ 5,579,588            314,710         5,894,298
                                              ===========        ===========       ===========

          Gross margin %                            46.34%             46.87%            46.37%
                                              ===========        ===========       ===========

          Depreciation and amortization       $ 1,192,289             41,700         1,233,989
                                              ===========        ===========       ===========

          Capital expenditures                $   933,469             37,000           970,469
                                              ===========        ===========       ===========

          Total assets                        $10,822,469            595,751        11,418,220
                                              ===========        ===========       ===========

                                      F-19                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

(9)    LEASES

       The Company leases various facilities, automobiles and certain equipment under noncancelable operating leases expiring at various dates through September 2002. It is expected that leases expiring will be renewed in the ordinary course of business.

       At December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows:

                                                                                         OPERATING
                                           YEARS ENDING DECEMBER 31                       LEASES
                            ---------------------------------------------------      ------------------
                             2000                                                    $          87,738
                             2001                                                               76,712
                             2002                                                               14,867
                                                                                     ------------------
                                       Total minimum lease payments                  $         179,317
                                                                                     ==================

       Rental expense under operating leases was approximately $136,000 and $87,000 for the years ended December 31, 1999 and 1998, respectively.

(10)   RETIREMENT PLAN

       The Company sponsors a 401(k) Retirement Plan which is available to substantially all employees after three months of service. Employees may contribute from 1% to 15% of their wages subject to limits stated in the Internal Revenue Code. The Company may make discretionary contributions to the plan, which vest immediately. There were no discretionary contributions for the years ended December 31, 1999 and 1998.

(11)   CONTINGENCIES

       The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

       In July 1996, the Company entered into an agreement with the State of Colorado, whereby the State would provide certain infrastructure improvements on behalf of the Company in return for commitments from the Company to (i) create a certain number of jobs for low-to moderate-income families within two years; and (ii) retain its headquarters in La Plata county for a minimum of five years. In the event the Company ceases full-time operations or breaches its agreement, it could be liable for liquidated damages. Such damages would not exceed $150,418, the amount actually spent on infrastructure improvements by the State.

       On September 29, 1999, the Company settled their patent infringement lawsuit with Prima Facie, Inc. ("PFI"), with neither party admitting any liability. Under the terms of the settlement agreement, the Company agreed to pay to PFI a total of $900,000 over a period of one year and received a fully paid, royalty-free license for itself and its distributors and customers covering all of its products under all of PFI's patents. The Company has made payments through December 1999 totaling $450,000.

                                      F-20                           (Continued)

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1999

(12)   SUBSEQUENT EVENT

       On March 5, 2000, the Company entered into an Agreement and Plan of Merger with Comverse Technology Inc. (Comverse), a maker of software systems that provide services over wireless communications systems. Under the principal terms of the agreement, Comverse will issue 0.1925 new common share for each outstanding share of the Company's common stock and will convert all of the Company's outstanding stock options into Comverse options based upon the same ratio. The Company has the right to terminate the agreement if the value of Comverse shares to be received by Company stockholders is less than $36 per share of Company common stock, provided that Comverse retains the right to increase the exchange ratio to adjust the consideration to $36 per share. In addition, as part of the agreement, the Company has granted Comverse an option to purchase up to 19.9% of the Company's outstanding shares of common stock. If certain events occur and the merger is not completed, the option may become exercisable and the Company may be required to pay Comverse an $11 million termination fee.