Form 10QSB
period 2000-03-31
LORONIX INFORMATION SYSTEMS INC
filed 2000-05-04
CIK 925538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549
                                   FORM 10-QSB


(Mark One)

     [X] Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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

     As of April 20, 2000, there were 5,153,175 shares of the issuer's common stock outstanding.

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
          Item 1.  Financial Statements

                   Unaudited Consolidated Balance Sheet                     1
                     as of March 31, 2000

                   Unaudited Consolidated Statements                        2
                     of Operations for the three months ended
                     March 31, 2000 and 1999

                   Unaudited Consolidated Statements of                     3
                     Cash Flows for the three months ended
                     March 31, 2000 and 1999

                   Notes to Unaudited Consolidated Financial                4
                     Statements

          Item 2.  Management's Discussion and Analysis of                  7
                   Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        13


SIGNATURES.                                                                14


                         PART I - FINANCIAL INFORMATION

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2000


                                     ASSETS
                                                                                    (unaudited)
                                                                                    ------------
Current assets:
     Cash and cash equivalents                                                      $  5,179,562
     Accounts receivable:
        Trade, net of allowance for doubtful accounts of $707,946                      5,394,605
        Officers and employees                                                           101,547
     Inventory, net                                                                    4,409,567
     Prepaid expenses and other assets                                                   564,245
     Notes receivable, related parties                                                    97,840
                                                                                    ------------
            Total current assets                                                      15,747,366

     Property and equipment, net                                                       4,516,750
     Capitalized software costs, net of accumulated amortization of $1,880,454           892,981
     Accounts receivable - officers and employees                                          4,675
     Deposits and other assets                                                            21,532
                                                                                    ------------
             Total assets                                                           $ 21,183,304
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt                                         $     80,733
     Accounts payable                                                                  2,875,313
     Litigation settlement payable                                                       300,000
     Customer deposits                                                                 1,243,249
     Accrued liabilities                                                                 624,011
     Accrued warranty                                                                    487,562
     Accrued bonuses and commissions                                                     533,034
                                                                                    ------------
          Total current liabilities                                                    6,143,902

     Long-term debt, excluding current installments                                    1,522,420
     Long-term accrued liabilities                                                        51,243
                                                                                    ------------
           Total liabilities                                                           7,717,565
                                                                                    ------------

Stockholders' equity:
   Preferred stock, $.001 par value.  Authorized 2,000,000
     shares; no shares issued and outstanding                                               --
   Common stock, $.001 par value.  Authorized 20,000,000
     shares; issued and outstanding 5,151,400 shares                                       5,152
   Additional paid-in capital                                                         16,883,097
   Notes receivable from stockholders                                                    (97,875)
   Accumulated deficit                                                                (3,324,635)
                                                                                    ------------
          Total stockholders' equity                                                  13,465,739
                                                                                    ------------
          Total liabilities and stockholders' equity                                $ 21,183,304
                                                                                    ============



           See accompanying notes to consolidated financial statements

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 2000 and 1999


                                                      2000               1999
                                                   -----------       -----------
                                                   (unaudited)       (unaudited)
                                                   -----------       -----------
Systems and supplies revenue                       $ 7,186,697       $ 7,390,036
                                                   -----------       -----------
Costs and expenses:
  Cost of systems, supplies and maintenance          3,766,754         4,003,867
  Operations                                           329,582           227,667
  Marketing, sales and customer support              2,179,003         1,314,046
  General and administrative                           720,581           875,275
  Research and development                             417,521           382,908
                                                   -----------       -----------
       Total cost and expenses                       7,413,441         6,803,763

        (Loss) income from operations                 (226,744)          586,273

Other income (expense):
  Interest income                                       57,439            31,396
  Interest expense                                     (32,952)          (29,847)
  Other income (expense)                                 9,797              (667)
                                                   -----------       -----------
                                                        34,284               882

         (Loss) income before income taxes            (192,460)          587,155

Income tax expense                                      (6,442)          (32,000)
                                                   -----------       -----------
          Net (loss) income                        $  (198,902)      $   555,155
                                                   ===========       ===========

Basic net (loss) income per share                  $     (0.04)      $      0.12
                                                   ===========       ===========

Weighted-average shares outstanding - basic          5,116,968         4,734,279
                                                   ===========       ===========

Diluted net (loss) income per share                $     (0.04)      $      0.11
                                                   ===========       ===========

Weighted-average shares outstanding - diluted        5,116,968         5,008,413
                                                   ===========       ===========


           See accompanying notes to consolidated financial statements

                LORONIX INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months ended March 31, 2000 and 1999

                                                                           2000              1999
                                                                        -----------       -----------
                                                                        (unaudited)       (unaudited)
                                                                        -----------       -----------
Cash flows from operating activities:
   Net (loss) income                                                    $  (198,902)      $   555,155
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation and amortization                                        414,445           336,635
       Loss (gain) on disposal of capital equipment and software              8,788            (4,570)
       Loss on foreign currency exchange                                      2,081               833
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable, net                 1,350,484        (1,862,862)
          Increase in inventory, net                                       (461,958)         (121,855)
          (Increase) decrease in prepaid expenses and other assets         (258,228)            8,948
          Decrease in deposits and other assets                                 764            12,043
          Increase in accounts payable and litigation
            settlement payable                                              253,117         1,541,092

          Increase in customer deposits                                     637,387           373,819
          (Decrease) increase in accrued liabilities, warranty,
             bonuses and commissions                                       (447,219)          320,751
                                                                        -----------       -----------
                Net cash provided by operating activities                 1,300,759         1,159,989
                                                                        -----------       -----------

Cash flows from investing activities:
   Capital expenditures                                                    (480,016)         (123,064)

   Proceeds from disposal of capital equipment                                2,758             9,454

   Decrease in notes receivable, related parties                              9,614             9,613
   Capitalized software costs                                              (109,309)         (101,640)
                                                                        -----------       -----------
                Net cash used in investing activities                      (576,953)         (205,637)
                                                                        -----------       -----------

Cash flows from financing activities:
    Proceeds on bank borrowings                                             316,143              --
    Principal payments on notes payable                                     (21,221)          (24,020)
    Payments on capital lease                                                  --              (2,695)
    Proceeds from exercise of stock options                                 263,405           519,679
                                                                        -----------       -----------
                Net cash provided by financing activities:                  558,327           492,964
                                                                        -----------       -----------

Net increase in cash                                                      1,282,133         1,447,316
Cash and cash equivalents, beginning of year                              3,897,429         1,625,259
                                                                        -----------       -----------
Cash and cash equivalents, end of March                                 $ 5,179,562       $ 3,072,575
                                                                        ===========       ===========

Supplemental cash flow information:
   Interest paid                                                        $    32,952       $    29,847
                                                                        ===========       ===========
   Income taxes paid                                                    $     6,442       $    32,000
                                                                        ===========       ===========

Noncash investing activities:
  In 2000 the Company  transferred  inventory
    valued at $127,893 to property and equipment
  In 1999 the Company transferred inventory valued at $41,932 to property and equipment


           See accompanying notes to consolidated financial statements

                        LORONIX INFORMATION SYTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (March 31, 2000 - unaudited)

NOTE 1: BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1999 of Loronix Information Systems, Inc. (the "Company").

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

     Stock options to purchase a total of 930,763 common shares outstanding at March 31, 2000 were not included in computing the diluted net loss per share because the effect would have been antidilutive. Stock options and warrants to purchase a total of 1,417,974 common shares were outstanding at March 31, 1999. For the three months ended March 31, 1999, 274,134 shares, representing the dilutive effect of stock options, were included in computing the diluted net income per share. Warrants totaling 240,000 shares were not included in computing the diluted net income per share at March 31, 1999 because the effect would have been antidilutive.

NOTE 3: SEGMENT INFORMATION

     The Company has identified two primary segments: digital video recording products ("CCTVware-Registered Trademark- Products") and digital identification products ("ID Products") in accordance with SFAS No. 131. Segments were determined based upon internal management reporting and organization structure and the availability of financial results.

                                                             Three Months Ended
                                                                   March 31
            Products                              CCTVware            ID             Total
            --------                             ----------       ----------       ----------
2000:
   Systems and supplies revenue                   $6,541,384       $  645,313       $7,186,697
   Cost of systems, supplies and maintenance       3,527,189          239,565        3,766,754
                                                  ----------       ----------       ----------

          Segment gross margin                    $3,014,195       $  405,748       $3,419,943
                                                  ==========       ==========       ==========

   Segment gross margin %                              46.08%           62.88%           47.59%
                                                  ==========       ==========       ==========

   Additions to capitalized software              $   95,935       $   13,374       $  109,309
                                                  ==========       ==========       ==========

   Software amortization                          $  109,547       $   23,195       $  132,742
                                                  ==========       ==========       ==========

   Capitalized software                           $1,754,073       $1,019,362       $2,773,435
   Accumulated amortization                          953,842          926,612        1,880,454
                                                  ----------       ----------       ----------

          Net book value of capitalized
          software costs                          $  800,231       $   92,750       $  892,981
                                                  ==========       ==========       ==========

1999:
   Systems and supplies revenue                   $6,800,515       $  589,521       $7,390,036
   Cost of systems, supplies and maintenance       3,701,174          302,693        4,003,867
                                                  ----------       ----------       ----------

          Segment gross margin                    $3,099,341       $  286,828       $3,386,169
                                                  ==========       ==========       ==========

   Segment gross margin %                              45.58%           48.65%           45.82%
                                                  ==========       ==========       ==========

   Additions to capitalized software              $   92,862       $    8,778       $  101,640
                                                  ==========       ==========       ==========

   Software amortization                          $   98,693       $   23,186       $  121,879
                                                  ==========       ==========       ==========

   Capitalized software                           $1,364,995       $  969,807       $2,334,802
   Accumulated amortization                          567,185          832,907        1,400,092
                                                  ----------       ----------       ----------

          Net book value of capitalized
          software costs                          $  797,810       $  136,900       $  934,710
                                                  ==========       ==========       ==========


     For the three months ended March 31, 2000, revenue from one customer of the Company's CCTVware segment represented 33% of the Company's consolidated revenue. For the three months ended March 31, 1999, revenue from three customers of the Company's CCTVware segment represented 71% of the Company's consolidated revenue.

                                   (continued)

     The Company's areas of operations are principally in the United States and the United Kingdom as follows:

                                                                  Three Months Ended
                                                                       March 31
                                                                        United
                                                 United States         Kingdom            Total
                                                 -------------       -----------       -----------
2000:
   Systems and supplies revenue                   $ 5,957,980       $ 1,228,717       $ 7,186,697
   Cost of systems, supplies and maintenance        3,190,152           576,602         3,766,754
                                                  -----------       -----------       -----------

          Gross margin                            $ 2,767,828       $   652,115       $ 3,419,943
                                                  ===========       ===========       ===========

   Gross margin %                                       46.46%            53.07%            47.59%
                                                  ===========       ===========       ===========

   Depreciation and amortization                  $   401,807       $    12,638       $   414,445
                                                  ===========       ===========       ===========

   Capital expenditures                           $   441,917       $    38,099       $   480,016
                                                  ===========       ===========       ===========

   Total assets                                   $20,238,447       $   944,857       $21,183,304
                                                  ===========       ===========       ===========


1999:
   Systems and supplies revenue                   $ 7,077,143       $   312,893       $ 7,390,036
   Cost of systems, supplies and maintenance        3,781,605           222,262         4,003,867
                                                  -----------       -----------       -----------

          Gross margin                            $ 3,295,538       $    90,631       $ 3,386,169
                                                  ===========       ===========       ===========

   Gross margin %                                       46.57%            28.97%            45.82%
                                                  ===========       ===========       ===========

   Depreciation and amortization
                                                  $   323,665       $    12,970       $   336,635
                                                  ===========       ===========       ===========

   Capital expenditures                           $     2,697       $   120,367       $   123,064
                                                  ===========       ===========       ===========

   Total assets                                   $14,099,507       $   602,496       $14,702,003
                                                  ===========       ===========       ===========


NOTE 4: MERGER WITH COMVERSE TECHNOLGY INC.

     On March 5, 2000, the Company entered into an Agreement and Plan of Merger with Comverse Technology Inc. (Comverse), a maker of special purpose computer and communications systems and software for multimedia communications and information processing applications. Under the principal terms of the agreement, Comverse will issue 0.385 new common shares for each outstanding share of the Company's common stock and will convert all of the Company's outstanding stock options into Comverse options based upon the same ratio. The Company has the right to terminate the agreement if the value of Comverse shares to be received by Company stockholders is less than $36 per share of Company common stock, provided that Comverse retains the right to increase the exchange ratio to adjust the consideration to $36 per share. In addition, as part of the agreement, the Company has granted Comverse an option to purchase up to 19.9% of the Company's outstanding shares of common stock (calculated after giving effect to the exercise of such option). If certain events occur and the merger is not completed, the option may become exercisable and the Company may be required to pay Comverse an $11 million termination fee.

FORWARD-LOOKING STATEMENTS

     THIS REPORT ON FORM 10-QSB CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW PRODUCTS AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED IN THIS REPORT WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND THE COMPANY'S STOCKHOLDERS SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS REPORT ON FORM 10-QSB, INCLUDING THOSE SET FORTH UNDER THE CAPTION "CERTAIN FACTORS BEARING ON FUTURE RESULTS."

     THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On March 5, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Comverse Technology, Inc. ("Comverse"), a maker of special purpose computer and communications systems and software for multimedia communications and information processing applications.

     Under the Merger Agreement, Comverse will issue 0.385 new common shares for each outstanding share of the Company's Common Stock and will assume all of the Company's outstanding stock options. The Company has the right to terminate the agreement if, based on the average of the daily closing prices of Comverse Common Stock on the Nasdaq National Market for the five consecutive trading days ending on the third trading day prior to the merger, the value of Comverse shares to be received by Company stockholders is less than $36 per share of Company Common Stock. If the Company exercises this right of termination, Comverse has the right to increase the exchange ratio to adjust the consideration to $36 per share. The Company has also granted Comverse an option to purchase up to 19.9 percent of the Company's outstanding shares of Common Stock which shall be calculated after giving effect to the exercise of such option (the "Stock Option"). Comverse has also entered into voting agreements with holders of approximately 22 percent of the outstanding shares of the Company's Common Stock requiring them to vote in favor of the transaction (together with the Stock Option and Merger Agreement, the "Merger Documents").

     In connection with the Merger Agreement, the Company also amended its Preferred Shares Rights Agreement (the "Rights Agreement") on March 5, 2000 to specifically exclude the Merger Documents from triggering any provision of the Rights Agreement.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes related thereto included herein.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUE

     The Company's revenue is derived from sales of systems and supplies and from maintenance services. Historically, systems and supplies have accounted for greater than 90% of total revenue, with systems accounting for a substantial majority of total revenue. Revenue decreased from $7,390,000 in the first quarter of 1999 to $7,186,700 in the first quarter of 2000, representing a 3% decrease. Revenue of $7,186,700 for the first quarter of

2000 does not include the shipment of approximately $4.1 million in sales value of product in conformance with the Company's revenue recognition policies. Revenue in the first quarter of 1999 and 2000 included approximately $6,801,000, or 92% of total revenue, and approximately $ 6,541,400, or 91% of total revenue, respectively, of CCTVware Products. For the three months ended March 31, 2000, sales to one customer accounted for 33% of the Company's revenue.

     COSTS AND EXPENSES

     COST OF REVENUE. The cost of revenue, consisting principally of the costs of hardware components and supplies as well as warranty costs and software amortization, decreased from $4,003,900 in the first quarter of 1999 to $3,766,800 in the first quarter of 2000, and represented 54% and 52% of revenue, respectively.

     OPERATIONS. Operations expenses increased from approximately $227,700 in the first quarter of 1999 to approximately $329,600 in the first quarter of 2000, and represented 3% and 5% of revenue, respectively. The increase, in absolute terms, in such expenses resulted primarily from headcount and compensation-related increases and increases in supplies, postage and telecommunications expenses. The percentage increase from the first quarter of 1999 to the first quarter of 2000 resulted from the combination of increased expenses and a 3% decrease in revenue.

     MARKETING, SALES AND CUSTOMER SUPPORT. Marketing, sales and customer support expenses increased from approximately $1,314,000 in the first quarter of 1999 to $2,179,000 in the first quarter of 2000, and represented 18% and 30% of revenue, respectively. The increase, in absolute terms, in such expenses resulted primarily from headcount and compensation-related increases and increases in travel, recruiting, supplies, telecommunications, product promotions and depreciation expenses. The percentage increase from the first quarter of 1999 to the first quarter of 2000 resulted from the combination of increased expenses and a 3% decrease in revenue.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased from approximately $875,300 in the first quarter of 1999 to $720,600 in the first quarter of 2000, and represented 12% and 10% of revenue, respectively. The decrease, in absolute terms, in such expenses resulted primarily from decreases in legal fees and depreciation expense offset somewhat by, primarily, headcount and compensation-related increases. The reduction in legal fees is the result of settling the Company's legal dispute with Prima Facie, Inc. in the third quarter of 1999. The percentage decrease from the first quarter of 1999 to the first quarter of 2000 resulted from the decrease in expenses without a commensurate decrease in revenue.

     RESEARCH AND DEVELOPMENT. Research and development expenses, net of capitalized software costs, increased from approximately $382,900 in the first quarter of 1999 to approximately $417,500 in the first quarter of 2000, and represented 5% and 6% of revenue, respectively. The increase, in absolute terms, in such expenses resulted primarily from increases in travel, supplies and depreciation expenses offset to some extent by, primarily, headcount and compensation-related decreases. The percentage increase from the first quarter of 1999 to the first quarter of 2000 resulted from the combination of increased expenses and a 3% decrease in revenue.

     INTEREST INCOME. Interest income increased from approximately $31,400 in the first quarter of 1999 to approximately $57,400 in the first quarter of 2000. This increase was primarily due to an increase in the average cash available for investment.

     INTEREST EXPENSE. Interest expense increased from approximately $29,800 in the first quarter of 1999 to approximately $33,000 in the first quarter of 2000 as a result of increased bank borrowings.

     INCOME TAX EXPENSE. In the first quarter of 1999, the Company recorded $32,000 of income tax expense after giving effect to the carry-forward of net operating losses. In the first quarter of 2000, income tax expense of approximately $6,400 was recorded for various state tax obligations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     During the three month period ended March 31, 1999, the Company financed its activities primarily through cash from operations and proceeds from the exercise of stock options. During the three month period ended March 31, 2000, the Company financed its activities primarily through cash from operations, bank borrowings and proceeds from the exercise of stock options. The Company's principal uses of cash during each of the three month periods ended March 31, 1999 and 2000 were (i) to fund operating activities; (ii) to acquire property and equipment; and (iii) to invest in the development of software.

     During the first three months of 1999, the Company's cash and cash equivalents increased from $1,625,300 at December 31, 1998 to $3,072,600 at March 31, 1999. Net cash provided by operating activities of $1,160,000 consisted primarily of net income of $555,200, plus non-cash charges for depreciation and amortization of $336,600, increases in accounts payable, customer deposits and accrued liabilities and commissions of $2,235,700 offset by increases in accounts receivable and inventory of $1,984,700. Net cash used in investing activities of $205,600 consisted primarily of $123,100 of capital expenditures and $101,600 of software development costs. Net cash generated from financing activities of $493,000 consisted primarily of proceeds from the exercise of stock options.

     During the first three months of 2000, the Company's cash and cash equivalents increased from $3,897,400 at December 31, 1999 to $5,179,600 at March 31, 2000. Net cash provided by operating activities of $1,300,800 consisted primarily of net losses of $198,900, plus non-cash charges for depreciation and amortization of $414,400, a decrease in accounts receivable and increases in accounts payable and customer deposits of $2,241,000 offset by increases in inventory, prepaid expenses and other assets and accrued liabilities, warranty and bonuses and commissions of $1,167,400. Net cash used in investing activities of $577,000 consisted primarily of $480,000 of capital expenditures and $109,300 of software development costs. Net cash generated from financing activities of $558,300 consisted primarily of bank borrowings of $316,100 of construction loans associated with the Company's new facility and proceeds from the exercise of stock options.

     As of March 31, 2000, the Company had $9,603,500 in net working capital, including $5,394,600 of trade accounts receivable and $4,409,600 of inventory. Days sales outstanding were approximately 77 days as of March 31, 2000 compared to 57 days for the same period a year ago. The increase in days sales outstanding is primarily the result of advanced prepayments on shipments received in the first quarter of 1999 and payment term extension amounts outstanding at March 31, 2000. The Company has provided and may continue to provide payment term extensions to certain of its customers from time to time.* As of March 31, 2000, the Company had payment term extensions outstanding of approximately $885,000.

     The Company's inventory balance at March 31, 1999 and 2000 was $2,005,000 and $4,409,600, respectively. Annualized inventory turns were 7.6 and 3.3 as of March 31, 1999 and 2000, respectively. The reduction in inventory turns is primarily the result of (i) not including the cost of goods sold associated with $4.1 million sales value of product shipments that was not recognized as revenue in a conformance with the Company's revenue recognition policies, and (ii) increased inventory levels associated with certain key components that the Company purchased to stock. The cost of the $4.1 million of product shipments has been offset against customer deposits in the accompanying consolidated financial statements.

     The Company's principal sources of liquidity are its cash and cash equivalents and cash generated from operating activities, if any. The Company also has available up to a $1,000,000 line of credit based on a percentage of the Company's eligible accounts receivable. The line of credit expires in May 2000. The Company expects that it will successfully extend the line of credit through May 2001.* The line of credit has not been used to date. The Company anticipates capital expenditures for the remainder of 2000 of approximately $1.5 million.* Such capital expenditures include approximately $251,900 to complete the 20,000 square foot expansion of its existing facility in Durango, Colorado. The Company began occupying the expanded facility in April, 2000. On October 14, 1999, the Company entered into a six month construction loan for its new 20,000 square foot facility, the terms of which provide a credit commitment of $800,000 and 9% interest-only payments due monthly beginning November 1999. The Company has arranged to refinance the construction loan with a commercial real estate loan.* The principal amount of such real estate loan will be amortized over fifteen years with a balloon payment, at the end of 5 years. Interest on amounts outstanding under the commercial real estate loan will accrue at the banks prime rate at the time of closing plus .75%. The Company believes that, based on its current financial projections, it has sufficient working capital, inclusive of its line of credit facility, to meet its capital requirements and fund operations for at least the next twelve months.*

NEW ACCOUNTING BULLETIN

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are presently evaluating the impact, if any, that SAB No. 101 will have on our reported results.

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

     The risk factors set forth below are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time.

     MERGER WITH COMVERSE. If the merger with Comverse (see "Merger Agreement with Comverse Technology, Inc.") is not completed for any reason, the Company may be subject to a number of material risks, including the following: (i) being required to pay Comverse a termination fee of $11 million; (ii) the grant of an option to Comverse to buy up to 19.9% of the Company's Common Stock may become exercisable; (iii) the price of the Company's Common Stock may decline to the extent that the current market price of the Company's Common Stock reflects a market assumption that the merger will be completed; (iv) costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed. In addition, the Company's customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by customers could have a material adverse effect on the Company's business, regardless of whether or not the merger is ultimately completed. Similarly, the Company's current and prospective employees may experience uncertainty about their future role with Comverse until Comverse's strategies with regard to the Company are announced or executed. This may adversely affect the Company's ability to attract and retain key management, marketing and technical personnel.

     Further, if the merger is terminated and the Company's Board of Directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the merger. Additionally, while the Merger Agreement is in effect, subject to certain limited exceptions, the Company is prohibited from soliciting, initiating or knowingly encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Comverse. Furthermore, if the Merger Agreement is terminated and Comverse exercises its option to purchase the Company's Common Stock, the Company would not be able to account for future transactions as a pooling-of-interests.

     CAPITAL REQUIREMENTS. To the extent that the Company experiences growth generally, or the Company's CCTVware Products generate high demand, or the Company receives extraordinarily large orders for certain CCTVware Products from large business, institutional or government buyers, the Company's capital requirements may exceed the Company's available capital resources. Additionally, the Company has suffered losses in eight of the past thirteen quarters, and such losses, which may occur in the foreseeable future, would diminish the Company's cash and cash equivalents. There can be no assurance that the Company will be able to raise equity or debt financing on favorable terms, or at all. If the Company fails in such circumstances to raise additional capital as needed, the Company would likely be required to reduce the scope of its product development, selling and marketing activities and other operations, which would have a material adverse effect on the Company's business, operating results and financial condition.

     DISTRIBUTION RELATIONSHIPS. The Company believes its success in penetrating markets for its CCTVware Products depends in part on its ability to maintain distribution relationships with manufacturing representatives, systems integrators and Philips Communication, Security & Imaging, Inc. ("Philips CSI") and to cultivate additional systems integrator relationships. There can be no assurance that the Company will be successful in maintaining or expanding its distribution relationships. The loss of certain distribution relationships could have a negative impact on the Company's revenue stream. Further, there can be no assurance that the businesses with whom the Company has developed such relationships, some of whom have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company or will not otherwise discontinue their relationships with the Company.

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

     DEPENDENCE ON MAJOR CUSTOMERS. In the first quarter of 2000, sales to one customer accounted for 33% of the Company's revenue. This customer is not obligated to purchase any minimum levels of the Company's products, and although this customer has placed additional orders with the Company, there can be no assurance that any further business will arise from this customer. Any significant reduction in product sales to this customer that cannot be replaced with new business may materially and adversely affect the Company's business, operating results and financial condition.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

           2.1 (1)  Agreement and Plan of Merger between Comverse Technology,
                    Inc. and the Company dated March 5, 2000.

          10.2 (2) Stock Option Agreement between Comverse Technology, Inc. and the Company dated March 5, 2000.

          10.3 (3)  Amendment to Preferred Shares Rights Agreement, dated
                    March 5, 2000.

          27        Financial Data Schedule for the quarter ended March 31, 2000


          -------------------

          (1) Incorporated by reference to Exhibit 1 filed to Comverse Technology, Inc.'s Schedule 13D filed on March 14, 2000.

          (2) Incorporated by reference to Exhibit 2 filed to Comverse Technology, Inc.'s Schedule 13D filed on March 14, 2000.

          (3) Incorporated by reference to Exhibit 10.8 filed to Registrant's Annual Report on Form 10-KSB filed on March 29, 2000.

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Loronix Information Systems, Inc.

May 3, 2000                             /s/ Jonathan C. Lupia
-----------                             ---------------------
   Date                                 Jonathan C. Lupia,
                                        Chief Operating Officer and
                                        Chief Financial Officer